Form 10-Q
period 1995-03-31
WESTPORT BANCORP INC
filed 1995-05-12
CIK 735961

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q




       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended    MARCH 31, 1995

                      Commission File Number       0-12936

                             WESTPORT BANCORP, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                               06-1094350
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                 Identification No.)

                 87 POST ROAD EAST, WESTPORT, CONNECTICUT 06880
                    (Address of principal executive office)

                                (203) 222-6911
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of shares outstanding of Westport Bancorp, Inc.'s $.01 par value common stock as of May 1, 1995 is 5,341,479 shares.

                             WESTPORT BANCORP, INC.


                               TABLE OF CONTENTS

                                                                                     Page
                                                                                    Number
- ------------------------------------------------------------------------------------------
PART I -- FINANCIAL INFORMATION

  Item 1 -- Financial Statements
      Consolidated Statements of Condition -- March 31, 1995 (unaudited)
        and December 31, 1994                                                          3

      Consolidated Statements of Income -- Three Months
        Ended March 31, 1995 and 1994 (unaudited)                                      4

      Consolidated Statement of Changes in Stockholders' Equity -- Three
        Months Ended March 31, 1995 and 1994 (unaudited)                               5

      Consolidated Statements of Cash Flows -- Three Months Ended
        March 31, 1995 and 1994 (unaudited)                                            6


      Notes to Consolidated Financial Statements (unaudited)                           7

  Item 2 -- Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                             10

PART II -- OTHER INFORMATION

  Item 1 -- Legal Proceedings                                                         28

  Item 2 -- Changes in Securities                                                     28

  Item 3 -- Defaults Upon Senior Securities                                           28

  Item 4 -- Submission of Matters to a Vote of Security Holders                       28


  Item 5 -- Other Information                                                         28

  Item 6 -- Exhibits and Reports on Form 8-K                                          28

  Signatures                                                                          33

  Exhibit 11 Statement Regarding Computation of Per Share Earnings                    34

PART I, ITEM 1 -- FINANCIAL INFORMATION.
===============================================================================

                             WESTPORT BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                      ($ in thousands, except share data)

                                                                     March 31,        December 31,
                                                                          1995                1994
- --------------------------------------------------------------------------------------------------
                                                                    (unaudited)
ASSETS:
Cash and due from banks                                               $ 16,963            $ 17,924
- --------------------------------------------------------------------------------------------------
   Cash and cash equivalents                                            16,963              17,924
- --------------------------------------------------------------------------------------------------
Securities available for sale, at market value                          22,541              27,276
Securities held to maturity (market value: March 31, 1995,
   $45,050; December 31, 1994, $39,678)                                 47,279              43,206
- --------------------------------------------------------------------------------------------------
   Total securities                                                     69,820              70,482
- --------------------------------------------------------------------------------------------------
Loans                                                                  184,741             186,648
Allowance for loan losses                                               (3,125)             (3,341)
- --------------------------------------------------------------------------------------------------
   Loans - net                                                         181,616             183,307
- --------------------------------------------------------------------------------------------------
Premises and equipment - net                                             5,069               5,137
Accrued interest receivable                                              2,048               1,758
Other real estate owned                                                    291                 352
Other assets                                                             5,210               4,544
- --------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                          $281,017            $283,504
==================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Noninterest-bearing deposits                                          $ 66,458            $ 72,972
Interest-bearing deposits                                              170,471             180,986
- --------------------------------------------------------------------------------------------------
   Total deposits                                                      236,929             253,958
- --------------------------------------------------------------------------------------------------
Short term borrowings                                                   23,296              10,484
Other liabilities                                                        2,426               2,664
- --------------------------------------------------------------------------------------------------
   Total liabilities                                                   262,651             267,106
- --------------------------------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock - $.01 par value; authorized 2,000,000
    shares; outstanding 43,950 shares                                        1                   1
  Common stock - $.01 par value; authorized 20,500,000
    shares; outstanding, 3,292,752 shares at March 31, 1995,
    3,211,752 shares at December 31, 1994                                   33                  32
  Additional paid in capital                                            21,526              21,459
  Accumulated deficit                                                   (3,020)             (4,680)
  Net unrealized depreciation
    on securities available for sale                                      (174)               (414)
- --------------------------------------------------------------------------------------------------
    Total stockholders' equity                                          18,366              16,398
- --------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $281,017            $283,504
==================================================================================================


See notes to consolidated financial statements.

                             WESTPORT BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    ($ in thousands, except per share data)
                                  (unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                       1995             1994
- --------------------------------------------------------------------------------------------
INTEREST INCOME:
Loans                                                               $ 4,142          $ 3,056
Securities                                                              963              779
Federal funds sold and other                                              9               59
- --------------------------------------------------------------------------------------------
     Total interest income                                            5,114            3,894
- --------------------------------------------------------------------------------------------
INTEREST EXPENSE:

Deposits                                                              1,086            1,195
Short-term borrowings                                                   322               27
- --------------------------------------------------------------------------------------------
     Total interest expense                                           1,408            1,222
- --------------------------------------------------------------------------------------------
Net interest income                                                   3,706            2,672
Provision for loan losses                                               375              450
- --------------------------------------------------------------------------------------------
Net interest income after provision  for loan losses                  3,331            2,222
- --------------------------------------------------------------------------------------------
OTHER OPERATING INCOME:
Trust fees                                                              404              391
Service charges on deposit accounts                                     342              321
Realized security gains (losses) - net                                 (210)               3
Loan sale gains - net                                                    17               85
Mortgage service fees                                                    31               34
Other                                                                   136              123
- --------------------------------------------------------------------------------------------
     Total other operating income                                       720              957
- --------------------------------------------------------------------------------------------
OTHER OPERATING EXPENSE:
Salaries and benefits                                                 1,414            1,344
Occupancy - net                                                         359              387
Professional fees                                                       203              208
FDIC insurance premiums                                                 176              174
Data processing                                                         140              190
Furniture and equipment                                                  76               86
Other real estate owned - net                                            65              151
Other insurance premiums                                                 57               80
Other                                                                   344              300
- --------------------------------------------------------------------------------------------
     Total other operating expense                                    2,834            2,920
- --------------------------------------------------------------------------------------------
Income before income taxes                                            1,217              259
Income taxes (benefit)                                                 (443)               8
- --------------------------------------------------------------------------------------------
NET INCOME                                                          $ 1,660          $   251
============================================================================================
NET INCOME PER COMMON SHARE                                         $  0.16          $  0.03
============================================================================================
Weighted average number of common shares
  and common equivalent shares outstanding                       10,276,231       10,550,386
============================================================================================

See notes to consolidated financial statements.


                                                      WESTPORT BANCORP, INC.
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                         ($ in thousands)



                                                                                                                Net
                                      Preferred Stock        Common Stock                                   Unrealized
                                    -------------------   -------------------   Additional                 Depreciation
                                     Number of             Number of             Paid in    Accumulated    on Securities
                                      Shares     Amount     Shares     Amount    Capital      Deficit    Available for Sale   Total
- ------------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1994               44,950    $     1   3,081,365    $   31    $21,415     $ (9,042)           ---        $12,405
- -----------------------------------------------------------------------------------------------------------------------------------
Net income                               ---        ---         ---       ---        ---          251            ---            251
Issuance of Common Stock -
  Warrants exercised                     ---        ---      12,500       ---          9          ---            ---              9
  Employee Options exercised             ---        ---       2,500       ---          5          ---            ---              5
  Exercise of 1992 Rights                ---        ---          13       ---        ---          ---            ---            ---
    Offering
  Dividend Reinvestment and
    Stock Purchase Plan                  ---        ---         172       ---        ---          ---            ---            ---
Net change in unrealized
  depreciation on securities
  available for sale                     ---        ---         ---       ---        ---          ---         $  (56)           (56)
- -----------------------------------------------------------------------------------------------------------------------------------
Balance March 31, 1994                44,950    $     1   3,096,550    $   31    $21,429     $ (8,791)        $  (56)       $12,614
===================================================================================================================================

- -----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1995              43,950    $     1   3,211,752    $   32    $21,459     $ (4,680)        $ (414)       $16,398
- -----------------------------------------------------------------------------------------------------------------------------------
Net income                               ---        ---         ---       ---        ---        1,660            ---          1,660
Issuance of Common Stock -
  Warrants exercised                     ---        ---      75,000         1         55          ---            ---             56
  Employee Options exercised             ---        ---       6,000       ---         12
                                                                                                  ---            ---             12
Net change in unrealized
depreciation
  on securities available for sale       ---        ---         ---       ---        ---          ---            240            240
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1995               43,950    $     1   3,292,752    $   33    $21,526     $ (3,020)        $ (174)       $18,366
===================================================================================================================================


See notes to consolidated financial statements.

                             WESTPORT BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                  (unaudited)

                                                                         Three Months Ended
                                                                             March 31,
                                                                      1995               1994
- ---------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                       $   1,660          $     251
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for loan losses                                          375                450
    Recognition of deferred tax asset                                 (468)               ---
    Depreciation, amortization and accretion                           229                310
    Losses on other real estate owned                                   60                ---
    Loan sale gains - net                                              (17)               (85)
    Realized security (gains) losses - net                             210                 (3)
    Decrease (increase) in accrued interest receivable                (290)               778
    Decrease (increase) in other assets                               (198)               769
    Decrease in other liabilities                                     (238)               (99)
- ---------------------------------------------------------------------------------------------
    Net cash provided by operating activities                        1,323              2,371
- ---------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Proceeds from maturities of securities -
    Available for sale                                                 ---             37,889
    Held to maturity                                                   ---             12,500
Proceeds from sales of securities -
    Available for sale                                              14,754              2,519
Principal collected on securities                                      900                222
Purchases of securities -
    Available for sale                                             (10,005)           (21,303)
    Held to maturity                                                (4,999)           (12,951)
Increase in loans - net                                             (1,979)           (12,309)
Loans repurchased by the FDIC                                          351                 72
Proceeds from sales of loans                                         2,961              7,356
Proceeds from sales of other real estate owned                           1                485
Purchases of premises and equipment                                   (119)              (193)
- ---------------------------------------------------------------------------------------------
    Net cash provided by investing activities                        1,865             14,287
- ---------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Increase (decrease) in noninterest-bearing deposits - net           (6,514)               259
Decrease in interest-bearing deposits - net                        (10,515)            (6,668)
Increase (decrease) in short-term borrowings - net                  12,812             (1,720)
Proceeds from issuance of Common Stock - net                            68                 14
- ---------------------------------------------------------------------------------------------
    Net cash used in financing activities                           (4,149)            (8,115)
- ---------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                      (961)             8,543
Cash and cash equivalents at beginning of year                      17,924             13,799
- ---------------------------------------------------------------------------------------------
    Cash and cash equivalents at end of period                   $  16,963           $ 22,342
=============================================================================================

See notes to consolidated financial statements.

                             WESTPORT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements include the accounts of Westport Bancorp, Inc. ("Bancorp") and its subsidiary, The Westport Bank & Trust Company (the "Bank") (collectively, the "Company"). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and the revenue and expenses for the reported periods. Actual future results could differ significantly from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Certain prior year amounts have been reclassified to conform with the 1995 presentation.


NOTE 2 - REGULATORY MATTERS

On December 20, 1994, the Federal Deposit Insurance Corporation (the "FDIC") and the State of Connecticut Banking Commissioner (the "Commissioner") removed the Order to Cease and Desist (the "Order") originally imposed on the Bank in October 1991. This action was the result of a routine examination by the FDIC completed in the fourth quarter of 1994. The Order had required, among other things, the submission of written plans to the FDIC and the Commissioner addressing capital plans, retention of qualified management and staff, strategies for improving earnings and actions to lessen the Bank's risk on all loans aggregating $50,000 or more which were adversely classified by the FDIC. In addition, the Order required the Bank to achieve and maintain specified Tier 1 leverage capital ratios and obtain approval of the FDIC and the Commissioner prior to paying or declaring any dividends. In connection with the release of the Order, the Board of Directors of the Bank, by informal resolution, voted to seek regulatory approval prior to declaring or paying a dividend.

On March 16, 1995, the Federal Reserve Bank of New York ("FRBNY") removed all restrictions it had imposed on the Company in October 1991. Those restrictions included, but were not limited to, limitations on cash expenditures by Bancorp, the incurring of any debt by Bancorp or the payment of cash dividends by Bancorp without prior written consent of the FRBNY and the Commissioner.

See Note 6 - Subsequent Event for information regarding the dividend declared by the Company.

The Federal Reserve Board and the FDIC require bank holding companies and banks, respectively, to comply with guidelines based upon the ratio of capital to total assets adjusted for risk.

The following summarizes the minimum capital requirements and Bancorp's capital position (there are no significant differences between the Bank's and Bancorp's capital ratios) at March 31, 1995.


                                                                     Bancorp's               Minimum Capital
Capital Ratio                                                    Capital Position              Requirements
- ------------------------------------------------------------------------------------------------------------
Total Capital to Risk-Weighted Assets                                 11.36%                      8.0%

Tier 1 Capital to Risk-Weighted Assets                                10.10                       4.0

Tier 1 Capital to Average Assets (Leverage Ratio)                      6.49                       3.0(1)


(1) An additional 1% to 2% is required for all but the most highly rated institutions.


The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") of 1991 establishes five classifications for banks on the basis of their capital levels; well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At March 31, 1995, the Company was "well capitalized" under FDICIA, based upon the above capital ratios. Management believes, in the current economic and operating environment and due to the significant improvement in the Company's core earnings, it will continue to maintain its capital ratios above these minimum capital requirements. However, deterioration of economic conditions and real estate values could adversely affect future results, leading to increased levels of loan charge-offs, provision for loan losses, nonaccrual loans and the ability of the Company to maintain the minimum Tier 1 leverage capital ratio, as well as, reductions in income and total capital.


NOTE 3 - INCOME TAXES

The 1995 provision for income taxes is comprised of a $21,000 current federal provision, a $4,000 current state provision and a $468,000 reversal of a portion of the previously established deferred tax valuation allowance. The 1994 provision for income taxes is comprised of a $5,000 federal provision and a $3,000 state provision.

At March 31, 1995 and 1994, the Company had recorded, for financial statement purposes, net deferred tax assets (included in Other Assets) of $2,118,000 and $350,000, respectively, for anticipated future utilization of net operating loss carryforwards ("NOL's"). The FDIC and the FRBNY limit the amount of net deferred tax assets that can be included in capital for regulatory purposes to the lesser of the tax effect of the estimated subsequent twelve months pretax earnings or 10% of stockholders' equity. On March 31, 1995, the recorded net deferred tax asset included $298,000 determined to be "ineligible" for regulatory purposes. At March 31, 1994, no portion of the $350,000 deferred tax asset was disqualified from capital for regulatory purposes. Although management believes a substantial portion of the gross deferred tax asset at March 31, 1995 will be realized through future earnings, a valuation allowance has been established for the amount in excess of $2,118,000.

As a result of the Company's net operating losses in prior years, the Company had a net operating loss carryforward of approximately $12.1 million at December 31, 1994 for federal purposes, which is available to offset future taxable income.

For the three month periods ended March 31, 1995 and March 31, 1994, the Company made cash payments for income taxes of approximately $4,000 and $10,000, respectively.


NOTE 4 - EARNINGS PER SHARE

Earnings per share are computed by dividing adjusted earnings by the weighted average number of common shares and common share equivalents outstanding. For the periods ended March 31, 1995 and 1994, the computation includes 3,249,474 and 3,087,849 weighted average shares outstanding and 2,631,757 and 2,967,537 weighted average common equivalent shares, respectively, under the treasury stock method. The earnings per share computations also include 4,395,000 and 4,495,000 weighted average shares in 1995 and 1994, respectively, issuable upon the assumed conversion of preferred stock. Adjusted earnings consist of net income and the interest effect of the assumed reduction in short-term borrowings in 1995 and the assumed purchase of short-term debt securities in 1994, under the treasury stock method. There was no difference between primary and fully diluted earnings per share for 1995 and 1994.


NOTE 5 - NEW ACCOUNTING STANDARDS

On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan", and Statement of Financial Accounting Standards No. 118 ("SFAS 118"), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS 114 and 118 address the accounting by creditors for impairment of certain loans and the recognition of interest income on these loans and requires that impairment of certain loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of collateral. A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The adoption of SFAS 114 and 118 on January 1, 1995 did not materially effect the Company's financial statement or the amount of the allowance for loan losses.

Interest payments received on accruing impaired loans are recorded as interest income. Interest payments on nonaccruing impaired loans are recorded as reductions of loan principal.

At March 31, 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS 114 and 118 totaled $4,362,000, of which $4,145,000 were nonaccrual loans. At March 31, 1995, the valuation allowance, related to all impaired loans, totaled

$600,000 and is included in the allowance for loan losses shown on the balance sheet. For the three months ended March 31, 1995, the average recorded investment in impaired loans was approximately $4.5 million. Total interest in the amount of $4,800 was recognized, on accruing impaired loans during the quarter.

The following table sets forth the activity in the allowance for loan losses for three months ended March 31, 1995 and 1994.

                                                              1995              1994
                                                                 ($ in thousands)
- ------------------------------------------------------------------------------------
Balance, January 1,                                         $3,341            $3,024
- ------------------------------------------------------------------------------------

Loans charged-off:                                             631               801
- ------------------------------------------------------------------------------------

Recoveries on amounts previously charged-off:                   40               180
- ------------------------------------------------------------------------------------

     Net loans charged-off                                     591               621

Provision charged to operating expenses                        375               450
- ------------------------------------------------------------------------------------

Balance, March 31,                                          $3,125            $2,853
====================================================================================


NOTE 6 - SUBSEQUENT EVENTS

On April 17, 1995, the Company, with the consent of the FDIC and the Commissioner, declared a dividend of $0.02 per common share and $2.00 per preferred share to shareholders of record as of May 5, 1995, payable on May 19, 1995.

During the period from April 20, 1995 to May 5, 1995, preferred stockholders exercised 1,897,000 warrants, which resulted in the issuance of 1,897,000 shares of common stock. Total proceeds of $1,422,750 were received by the Company in connection with the exercise of the warrants.


PART I, ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.
===============================================================================


RESULTS OF OPERATIONS

Overview

The Company's earnings are largely dependent upon net interest income and noninterest income from its community banking operations, including fees generated by its Trust department. Net interest income is the difference between interest earned on the loan and investment portfolios and interest paid on deposits and other sources of funds. Noninterest income is primarily the result of fees generated by the Trust department, charges related to transaction activity from commercial and retail checking accounts and gains from loan and securities sales.

Bancorp reported net income for the first quarter of 1995 of $1,660,000, or $0.16 per common share, compared to net income of $251,000 or $0.03 per common share for the comparable 1994 period. Contributing to the improved results for the first quarter of 1995, over 1994 results, was a 45% decline in nonperforming assets, increases in average earning assets and fee income, and the continued reduction of operating expenses. Net income for the 1995 period also included the recognition of a deferred tax asset of $468,000 and a net loss of $210,000 on the sale of securities included in the available for sale portfolio. By contrast, net income for the 1994 period included a net gain of $3,000 on the sale of securities and no recognition of a deferred tax asset. The security losses, in the first quarter of 1995, were incurred in connection with the repositioning of the available for sale portfolio into higher yielding government agency securities.

Negatively impacting earnings for the first quarter of 1995 was an increase in the cost of average interest-bearing liabilities, increased salaries and benefits due to the implementation of a bonus and incentive program and increased other operating expense due to forms costs associated with the Bank's conversion to a new hardware and software platform in the fourth quarter of 1994.

Bancorp's leverage ratio at March 31, 1995 was 6.49%, and total capital to risk-weighted asset ratio was 11.36%, well above current minimum requirements. See Note 2 to the accompanying consolidated financial statements for further discussion of regulatory matters.

The past decline in the regional economy, particularly in the local real estate market, has affected many of the Bank's borrowers' ability to repay their loans. Also, since 1989, real estate values in Bancorp's market area have declined substantially. While the Bank's residential and construction mortgage lending policies have specified a 75% or less loan-to-value ratio, the decline in values has increased the possibility of loss in the event of default. Management believes this decline abated somewhat during 1994 and the improvement should continue during 1995.


Net Interest Income

Net interest income is the difference between interest earned on loans and other investments and interest paid on deposits and other sources of funds. Net interest income was $3,706,000 in the first three months of 1995, compared with $2,672,000 in the comparable 1994 period, an increase of $1,034,000 or 38.7%. Contributing factors to the changes in interest income and expense are discussed below.

Total interest income amounted to $5,114,000 for the first three months of 1995, compared to $3,894,000 for the same period in 1994, an increase of 31.3%. A key factor relating to the higher level of total interest income for 1995, compared to the prior year, was an increase in the yield on earning assets. During the first quarter of 1995, the yield on average interest-earning assets increased to 8.0% from 6.7% in 1994, resulting in an increase in interest income of $691,000. Additionally, average earning assets increased 8.6% during the first three months of 1995 to $257,199,000 from $236,837,000 in the comparable 1994 period. This increase in volume during the 1995 period, resulted in an additional $529,000 of interest income. Loans, as a component of earning assets, experienced the most significant increase, from $160,643,000 million in 1994 to $187,553,000 million in 1995, an increase of 16.8%.

Total interest expense, for the three months ended March 31, 1995, was $1,408,000, an increase of 15.2% from $1,222,000 for the same period in 1994. This increase is, in part, the result of a 3.1% increase in average interest-bearing liabilities. For the first quarter of 1995, average interest-bearing liabilities increased to $196,594,000 from $190,604,000 for the comparable 1994 period, resulting in an increase in interest expense of $187,000.

Total interest income for the comparable periods of 1995 and 1994 was negatively impacted by the level of nonaccrual loans, averaging $4.2 million and $5.5 million for the first quarter of 1995 and 1994, respectively. Further improvement in net interest income is dependent, in part, upon the continued resolution of nonperforming assets.

The following table sets forth a comparison of average earning assets, nonaccrual loans, average interest-bearing liabilities and related interest-income and expense ended March 31, 1995 and 1994. Average balances are averages of daily closing balances, except for nonaccrual loans in 1994, which are averages of monthly closing balances.

                                                         Three Months Ended March 31,
- -----------------------------------------------------------------------------------------------------------
                                                  1995                                    1994
- -----------------------------------------------------------------------------------------------------------
                                     Average     Income/                     Average     Income/
                                     Balance     Expense      Rate           Balance     Expense       Rate
- -----------------------------------------------------------------------------------------------------------
                                                               ($ in thousands)
Earning Assets:
  Accruing loans                    $183,313      $4,142       9.1%         $155,106      $3,056        8.0%
  Non-accruing loans                   4,240         ---       ---             5,537         ---        ---
- -----------------------------------------------------------------------------------------------------------
  Total loans                        187,553       4,142       8.9           160,643       3,056        7.7
  Investment securities               69,021         963       5.6            68,583         779        4.6

  Federal funds sold
    and other                            625           9       6.0             7,611          59        3.1
- -----------------------------------------------------------------------------------------------------------
Total interest-earning
  assets                            $257,199       5,114       8.0          $236,837       3,894        6.7
                                    ========       -----                    ========       -----

Noninterest-bearing
  demand deposits                   $ 65,235                                $ 55,203
- -----------------------------------------------------------------------------------------------------------

Interest-bearing
  liabilities:
    NOW & Money market                69,424         263       1.5            73,278         274        1.5
    Savings                           56,735         278       2.0            61,503         312        2.1
    Certificates of deposit           47,300         536       4.6            50,992         603        4.8
    Other                             23,135         331       5.7             4,831          33        2.8
- -----------------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities                        196,594       1,408       2.9           190,604       1,222        2.6
- -----------------------------------------------------------------------------------------------------------

Total noninterest-
  bearing deposits and
  interest-bearing
  liabilities                       $261,829       1,408       2.2          $245,807       1,222        2.0
                                    ========       -----                    ========       -----

Net interest income(1)                            $3,706                                  $2,672
===========================================================================================================

Net interest margin(2)                                         5.8%                                     4.6%
===========================================================================================================

Interest rate spread(3)                                        5.8%                                     4.7%
===========================================================================================================

(1) Interest income includes fees on loans of $57,000 and $62,000 for 1995 and 1994, respectively.

(2) Net interest margin is net interest income divided by total average earning assets.

(3) Interest rate spread is the difference between the yield on total average interest-earning assets and the cost of total average noninterest-bearing deposits and interest-bearing liabilities.

The following table analyzes the changes attributable to the rate and volume components of net interest income.


                                                       Three Months Ended March 31,
- ------------------------------------------------------------------------------------------
                                                              1995 vs 1994
                                                           Increase/(decrease)
                                                           due to change in(1):
                                                 Total
                                                 Change            Rate             Volume
- ------------------------------------------------------------------------------------------
Income on Earning Assets:
  Loans                                          $1,086          $  479             $  607
  Investment securities                             184             179                  5
  Federal funds sold and other                      (50)             33                (83)
- ------------------------------------------------------------------------------------------
Total interest income                             1,220             691                529
- ------------------------------------------------------------------------------------------
Interest Expense:
  Deposits and other interest-bearing
    liabilities:
      Now & Money market                            (11)               4               (15)
      Savings                                       (34)            (18)               (16)
      Certificates of deposit                       (67)            (29)               (38)
      Other                                         298              42                256
- ------------------------------------------------------------------------------------------
Total interest expense                              186              (1)               187
- ------------------------------------------------------------------------------------------
Change in Net Interest Income                    $1,034          $  692             $  342
==========================================================================================



(1)  Variances were computed as follows:
     Variance due to rate = change in rate multiplied by old volume.
     Variance due to volume = change in volume multiplied by old rate. Variance due to rate/volume prorated to rate and variance volumes on the basis of gross value.

NONPERFORMING ASSETS

The following table sets forth the principal portion of loans contractually past due 90 days or more, nonaccrual loans, restructured loans and other real estate owned at March 31, 1995, December 31, 1994 and March 31, 1994.

                                                                                      % Change       % Change
                                                                                      March 31,      March 31,
                                                                                       1995 vs        1995 vs
                                        March 31,       Dec. 31,        March 31,      Dec. 31,      March 31,
                                            1995           1994             1994          1994           1994
- -------------------------------------------------------------------------------------------------------------
                                                   ($ in thousands)
Loans 90 days or more past
  due, on accrual status:
  Mortgages:
     Secured by residential
     property                         $        4      $      78        $     716           (95)%          (99)%
     Commercial and other                    ---            ---              ---           N/M            N/M
  Commercial                                   1              6              529           (83)          (100)
  Home equity                                112            102              200            10            (44)
  Consumer and other                          12             14              ---           (14)           N/M
- -------------------------------------------------------------------------------------------------------------
                                             129            200            1,445           (36)           (91)
- -------------------------------------------------------------------------------------------------------------
Nonaccrual loans
  Mortgages:
     Secured by residential
     property                           $  2,547       $  2,659        $     517            (4)           N/M
     Commercial and other                  1,098          1,098            2,019           ---            (46)
  Commercial                                 500            500            1,737           ---            (71)
  Home equity                                ---             59              258          (100)          (100)
  Consumer and other                         ---            ---              217           ---           (100)
- -------------------------------------------------------------------------------------------------------------
                                           4,145          4,316            4,748            (4)           (13)
- -------------------------------------------------------------------------------------------------------------

Restructured loans                         2,374          3,724            5,515           (36)           (57)
- -------------------------------------------------------------------------------------------------------------

  Total nonperforming loans                6,648          8,240           11,708           (19)           (43)

Other real estate owned                      291            352              889           (17)           (67)
- -------------------------------------------------------------------------------------------------------------

  Total nonperforming assets            $  6,939       $  8,592         $ 12,597           (19)%          (45)%
=============================================================================================================

N/M = not measurable or not meaningful.

At March 31, 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS 114 and 118 totaled $4,362,000, of which $4,145,000 were nonaccrual loans. For the three months ended March 31, 1995, the average recorded investment in impaired loans was approximately $4.5 million. Total interest in the amount of $4,800 was recognized, on accruing impaired loans during the quarter.

At March 31, 1995, nonperforming assets included restructured loans, with interest rates below market, totaling $4.2 million, of which $2.4 million were current and in compliance with the terms and conditions of the modification agreements. Two restructured loans totaling $1.8 million, which are not performing under the terms of the restructured agreement, are included in the nonaccrual loan category. At March 31, 1995, the Company had no commitments to lend additional funds to borrowers with loans whose terms have been modified in debt restructurings. The level of nonperforming assets has had a significant negative impact on the Company's capital and earnings over the last five years. Although management recognizes the level of nonperforming assets is still high, it is encouraged by the downward trend since 1990 and the 45% decline from March 31, 1994 to March 31, 1995.

It is the Company's policy to discontinue the accrual of interest on loans, including impaired loans, when, in the opinion of management, a reasonable doubt exists as to the timely collection of the amounts due. Additionally, regulatory requirements generally prohibit the accrual of interest on certain loans when principal or interest is due and remains unpaid for 90 days or more, unless the loan is both well secured and in the process of collection.

Operating results since 1989 have been adversely impacted by the level of nonperforming assets caused by the deterioration of borrowers' ability to make scheduled interest and principal payments, the decline in real estate values, a severe slowdown in business activity and a high rate of unemployment. In addition to foregone revenue, the Bank had to provide a high level of provision for loan losses and incurred significant collection costs and costs associated with the management and disposition of foreclosed properties. However, during 1994 and continuing into 1995, management has seen some positive trends; e.g., stabilization of the local economy, reduction in vacancy rates, and renewed activity in the real estate market, which have had a positive effect on earnings.

The characteristics of the real estate market since 1988 include a substantial decline in real estate property values and a significant increase in the amount of time that properties remain on the market prior to sale. Factors contributing to the depressed market conditions are an over supply of properties on the market and a continued sluggish local economy. As a result, the most significant increases in nonperforming loans since 1988 have been in commercial mortgage loans and real estate related commercial loans. Management has seen some recent improvement in the real estate market and the local economy, which has had a positive effect on its efforts to resolve nonperforming loans. Management is aggressively pursuing the collection of all nonperforming loans and during the first quarter of 1995 collected $27,000, charged-off $60,000, and returned $84,000 to accruing status. Management's efforts to return nonperforming loans to performing status may be hampered by market factors.

The following table summarizes the activity on nonaccrual loans for the periods ended March 31, 1995 and 1994.

                                                                     % Change
                                                                     March 31,
                                                                      1995 vs
                                                                     March 31,
                                        1995             1994            1994
- -----------------------------------------------------------------------------
                                          ($ in thousands)
Balance, January 1,                  $ 4,316          $ 5,950             (27)%
- -----------------------------------------------------------------------------

Additions                                ---              434            (100)

Reductions:
  Repayments                              27              581             (95)
  Transfer to OREO                       ---              ---             ---
  Charge-offs                             60              741             (92)
  Reinstate accruing                      84              314             (73)
- -----------------------------------------------------------------------------
Total resolved                           171            1,636             (90)
- -----------------------------------------------------------------------------

Balance, March 31,                   $ 4,145          $ 4,748             (13)%
=============================================================================

In addition to the loans classified as nonperforming in the preceding table, the Bank's internal loan review function has identified approximately $1.3 million of loans with more than normal credit risk. These loans, as well as nonperforming loans, have been considered in the analysis of the adequacy of the allowance for loan losses.


ALLOWANCE FOR LOAN LOSSES

On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan", and Statement of Financial Accounting Standards No. 118 ("SFAS 118"), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS 114 and 118 address the accounting by creditors for impairment of certain loans and the recognition of interest income on these loans and requires that impairment of certain loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of collateral. A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The adoption of SFAS 114 and 118 on January 1, 1995 did not materially effect the Company's financial statement or the amount of the allowance for loan losses.

Interest payments received on accruing impaired loans are recorded as interest income. Interest payments on nonaccruing impaired loans are recorded as reductions of loan principal.

Management evaluates the adequacy of the allowance for loan losses on a regular basis by considering various factors, including past loan loss experience, delinquent and nonperforming loans and the quality and level of collateral securing these loans, inherent risks in the loan portfolio, and current economic and real estate market conditions. Management has performed a loan-by-loan risk assessment of each classified loan and of a substantial portion of the performing commercial and commercial mortgage portfolios
resulting in a specific reserve based on loss exposure.    An additional
general reserve is also allocated to each of these portfolios as well as to the residential mortgage and other loan portfolios on an overall basis, based upon the risk category and loss experience of the given portfolio. Based upon this review, management believes that, in the aggregate, the allowance of $3,125,000 at March 31, 1995 is adequate to absorb probable loan losses inherent in the loan portfolio. At March 31, 1995, the valuation allowance, related to all impaired loans totaled $600,000 and is included in the allowance for loan losses shown on the balance sheet. The adverse real estate market in Fairfield County, the Company's past reliance upon commercial real estate lending, the level of charge-offs during the past five years and the continuing high level of nonperforming loans are factors which are considered when the adequacy of the allowance for loan losses is reviewed. There is no assurance that the Company will not be required to make increases to the allowance in the future in response to changing economic conditions or regulatory examinations.

The decrease in the allowance for loan losses from $3,341,000 at December 31, 1994 to $3,125,000 at March 31, 1995 reflects $631,000 of loan charge-offs during the period, a provision for loan losses of $375,000 and recoveries of $40,000. The charge-offs in 1995 primarily relate to loans on which a specific reserve had been allocated at December 31, 1994, based on anticipated loss exposure.

It is the Bank's policy to charge-off loans against the allowance for loan losses when losses are certain. Such decisions are based upon an analysis of the loan, a judgment as to the borrower's ability to repay and the adequacy of collateral.

The following table summarizes other selected loan and allowance for loan losses information at March 31, 1995, December 31, 1994 and March 31, 1994.



                                          March 31,       December 31,         March 31,
                                              1995               1994              1994
- ---------------------------------------------------------------------------------------
Allowance for loan losses                 $  3,125           $  3,341          $  2,853

Nonaccrual loans                             4,145              4,316             4,748

Nonperforming loans (1)                      6,648              8,240            11,708

Allowance for loan losses
  as a % of nonaccrual loans                    75%                77%               60%

Allowance for loan losses
  as a % of nonperforming loans                 47%                41%               24%

Allowance for loan losses
  as a % of loans outstanding                 1.69%              1.79%             1.75%

(1) Includes nonaccrual loans, impaired loans in 1995, loans accruing 90 days or more past due and restructured loans.


As the volume of new loans increased and nonaccrual loans declined, the overall credit quality of the total loan portfolio has improved. This has positively impacted management's estimate of the allowance for loan losses and has caused a reduction in the allowance for loan losses ratio as a percentage of outstanding loans.

The allowance for loan losses ratio, as a percentage of outstanding loans shown on the preceding page, is impacted by the loans purchased from the FDIC in late 1992. If these loans (which must be repurchased by the FDIC if they become nonperforming within three years of the purchase date) had not been included, the allowance-to-loans outstanding ratio would have been 1.76% at March 31, 1995, 1.87% at December 31, 1994 and 1.88% for March 31, 1994.

Management is aware of its responsibility for maintaining an adequate allowance for loan losses and an adequate system to identify credit risk and account for it appropriately. The various regulatory examinations of the Bank have not identified significant problem loans not already identified by management. Management will continue to review the findings of regulatory examinations and comply with regulatory recommendations.

A deterioration of the regional economy and weak real estate market would adversely affect results in 1995 and lead to increased levels of loan charge-offs, provisions for loan losses, nonaccrual loans and reductions in total capital.

The following table sets forth the activity in the allowance for loan losses for three months ended March 31, 1995 and 1994.

                                                        1995            1994
- ----------------------------------------------------------------------------
                                                          ($ in thousands)
Balance, January 1,                                   $3,341          $3,024
- ----------------------------------------------------------------------------

Loans charged-off:
  Mortgages:
    Secured by residential property                       27             107
    Commercial and other                                 422             346
  Commercial                                              32             314
  Home Equity                                             35             ---
  Consumer and other                                     115              34
- ----------------------------------------------------------------------------
    Total loans charged-off                              631             801

Recoveries on amounts previously charged-off:
  Mortgages:
    Secured by residential property                      ---               4
    Commercial and other                                 ---             ---
  Commercial                                              15             114
  Home equity                                              4               4
  Consumer and other                                      21              58
- ----------------------------------------------------------------------------
    Total recoveries                                      40             180

    Net loans charged-off                                591             621

Provision charged to operating expenses                  375             450
- ----------------------------------------------------------------------------

Balance, March 31,                                    $3,125          $2,853
============================================================================



OTHER REAL ESTATE OWNED

Other real estate owned ("OREO") totaled $291,000 and $889,000 at March 31, 1995 and 1994, respectively. During the first quarter of 1995, the Bank recorded $60,000 of additional write-downs on real estate properties. No other significant activity occurred during this period. During the first three months of 1994, the Bank sold properties with a carrying value of $485,000 incurring losses of $113,000, a portion of which had been previously accrued. In addition, in the first quarter of 1994, the Bank transferred a commercial office building, carried at $1.3 million, from OREO to banking premises after determining the building will be utilized for future use in operations after the expiration of existing leases. No properties were acquired, through foreclosure or acquisition, during the first three months of 1995 and 1994, respectively.

The following table summarizes the changes in OREO for three months ended March 31, 1995 and 1994.


                                                     1995                1994
- -----------------------------------------------------------------------------
                                                         ($ in thousands)
Balance, January 1,                               $   352             $ 2,723
- -----------------------------------------------------------------------------
   Sales                                              ---                (485)
   Write-downs                                        (60)                ---
   Other                                               (1)             (1,349)
- -----------------------------------------------------------------------------
Balance, March 31,                                $   291            $    889
=============================================================================



At March 31, 1995, OREO consists primarily of single family building lots located in the Bank's market areas of Fairfield County, Connecticut. These properties are carried at the lower of cost or estimated fair value. The Bank's efforts to reduce its holdings have been impacted by local market conditions. However, the Bank is aggressively pursuing the sale of such properties. Further material declines in the real estate market could cause increases in the level of OREO, further losses or write-downs.


OTHER OPERATING INCOME

The following table sets forth other operating income for the three month periods ended March 31, 1995 and 1994, and the percentage change from period to period.

                                                          Three Months Ended            % Change
                                                               March 31,                 1995 vs
                                                        1995              1994              1994
- ------------------------------------------------------------------------------------------------
                                                           ($ in thousands)
Trust fees                                           $   404           $   391               3.3%
Service charges on deposit accounts                      342               321               6.5
Realized security gains (losses) - net                  (210)                3               N/M
Loan sale gains                                           17                85             (80.0)
Mortgage servicing fees                                   31                34              (8.8)
Other                                                    136               123               9.6
- ------------------------------------------------------------------------------------------------
  Total other operating income                       $   720           $   957             (24.8)%
================================================================================================


N/M = not measurable or not meaningful

Total other operating income for the first quarter of 1995, declined 24.8% from 1994 levels. This decline was due, primarily, to a net loss of $210,000, realized on the sale of securities in the available for sale portfolio during 1995 as a compared to a net gain of $3,000 in the comparable 1994 period. The security losses were incurred in connection with the repositioning of the available for sale portfolio into higher yielding government agency securities.

In addition, during the first three months of 1995, the Bank recorded a net gain of $17,000 on the sale of $2.9 million in residential mortgage loans. During the comparable 1994 period, the Bank sold $7.3 million in residential mortgage loans and realized a gain of $85,000 primarily related to the origination fees that had been collected and deferred in accordance with Financial Accounting Standards No. 91. The reduction in residential loan sales in the first quarter of 1995 was due, in part, to a decline in the origination of fixed rate mortgage loans. The Bank also originates variable rate residential mortgage loans which are generally retained for portfolio as part of the Bank's asset/liability management program. The Bank engages in the origination of residential mortgage loans and the sale of such loans based upon liquidity needs and to manage interest rate risk.

Offsetting these decreases, was a $13,000 increase in Trust fees, primarily as a result of higher estate fee income and a $21,000 increase in service charges on deposit accounts over the 1994 period, due to the increase in the Bank's fee schedule that occurred during the second quarter of 1994. The other income category also increased 9.6% in 1995 due to the increased volume of wire transfer activity and related charges and an increase in letter of credit income.


OTHER OPERATING EXPENSE

The following table sets forth other operating expense for the three month periods ended March 31, 1995 and 1994, and the percentage change from period to period.

                                                     Three Months Ended         % Change
                                                          March 31,              1995 vs
                                                   1995              1994           1994
- ----------------------------------------------------------------------------------------
                                                      ($ in thousands)
Salaries and benefits                           $ 1,414           $ 1,344            5.2%
Occupancy - net                                     359               387           (7.2)
Professional fees                                   203               208           (2.4)
FDIC insurance premiums                             176               174            1.2
Data processing                                     140               190          (26.3)
Furniture and equipment                              76                86          (11.6)
Other real estate owned - net                        65               151          (57.0)
Other insurance premiums                             57                80          (28.8)
Other                                               344               300           14.7
- ----------------------------------------------------------------------------------------
  Total other operating expense                 $ 2,834           $ 2,920           (3.0)%
========================================================================================

N/M = not measurable or not meaningful

Total other operating expense decreased $86,000 or 3.0% from $2,920,000 in 1994 to $2,834,000 in 1995. Contributing factors are discussed below.

Other real estate owned expense declined 57.0% to $65,000 in the first quarter of 1995 from $151,000 in 1994 primarily due to the reduced levels of foreclosed properties.

Data processing expense declined 26.2% in the first three months of 1995 to $140,000, from $190,000 in 1994. This reduction is due primarily, to the purchase of a new bank-wide hardware and software platform during the fourth quarter of 1994, substantially reducing maintenance and equipment costs.

Insurance expense declined 28.8% to $57,000 in 1995 due to lower premium costs for the Bank's insurance coverage.

Furniture and equipment expense decreased 11.6% during the first quarter of 1995, as a result of assets becoming fully depreciated, with minimal purchases of new furniture or equipment. Occupancy costs have also declined in 1995 to $359,000 from $387,000 in 1994 primarily due to the consolidation of previously leased office space.

Offsetting these decreases, was an increase in salaries and benefits of 5.2% in the first quarter of 1995 primarily as a result of a new bonus and incentive program implemented during 1995, along with an increase in the Bank's matching contribution to the employee 401(k) Plan.

In addition, the other expense category increased 14.7% in 1995 primarily as a result of an increase in forms and supplies related to the installation of the new hardware and software platform.

INCOME TAXES

The Company pays minimum income taxes as a result of utilizing its net operating loss carryforwards. The Company recorded a deferred tax benefit of $468,000 in the first quarter of 1995. See Note 3 to the accompanying unaudited consolidated financial statements for further discussion.

FINANCIAL POSITION

Total assets at March 31, 1995 aggregated $281,017,000 compared with $283,504,000 at December 31, 1994. Total loans were $184,741,000 at March 31,
1995, versus $186,648,000 at December 31, 1994. Noninterest-bearing deposits decreased, totaling $66,458,000 at March 31, 1995, compared with $72,972,000 at December 31, 1994. Interest-bearing deposits totaled $170,471,000 at March 31, 1995 versus $180,986,000 at December 31, 1994. The balance of short-term borrowings was $23,296,000 at March 31, 1995 and $10,484,000 at December 31, 1994. Secured borrowings and securities sold under repurchase agreements are included in short-term borrowings.

Beginning December 31, 1992, banks were required to have a minimum risk-based capital ratio of 8.00%. Bancorp's total capital as a percentage of risk-weighted assets was 11.36% at March 31, 1995, as compared to 10.45% at December 31, 1994.

An additional capital requirement is a minimum leverage ratio of Tier 1 capital to total quarterly average assets (leverage ratio), which is intended to supplement the risk-based capital guidelines. As discussed in Note 2 and Note 6 to the accompanying unaudited consolidated financial statements, banks are expected to meet a minimum Tier 1 leverage ratio of 3.00%. Bancorp's leverage ratio at March 31, 1995 was 6.49%, exceeding the minimum requirements.

The Company's capital resources are discussed further in Note 2 and Note 6 to the March 31, 1995 unaudited consolidated financial statements and in the Capital Resources section included elsewhere herein.

LIQUIDITY

Liquidity management involves the ability to meet the cash flow requirements of depositors who want to withdraw funds or borrowers who need assurance that sufficient funds will be available to meet their credit needs. The objective of asset liquidity management is to determine and maintain an appropriate level of liquid interest-earning assets. Aside from cash on hand and due from banks, the Bank's more liquid assets are Federal funds sold and securities available for sale. On a daily basis, the Bank lends its excess funds to other commercial institutions in need of Federal funds. Such cash and cash equivalents totaled $16,963,000 or 6.0% of total assets at March 31, 1995, as compared with $17,924,000 or 6.3% of total assets at December 31, 1994. Securities available for sale were $22,541,000 at March 31, 1995 compared with $27,276,000 at December 31, 1994.

Demand deposits, regular savings, money market accounts and NOW deposits from consumer and commercial customers are a relatively stable, low cost source of funds which comprise a substantial portion of funding of the Bank's interest-earning assets. Other sources of asset liquidity include loan and mortgage-backed security principal and interest payments, maturing securities and loans, and earnings on investments.

In addition, the Bank has two unsecured lines of credit with correspondent banks totaling $5,000,000. There were no borrowings under these lines at March 31, 1995.

Additional sources of liquidity are available to the Bank through the Federal Reserve Bank's discount window and the sale of certain investment securities to securities firms and correspondent banks under repurchase agreements. Such agreements are generally short- term. The discount window, if needed, would allow the Bank to cover any short-term liquidity needs without reducing earning assets.

Management believes the above sources of liquidity are adequate to meet the Bank's funding needs in 1995 and the foreseeable future. Bancorp has minimal operations and therefore neither generates nor uses a significant amount of funds.

The following table provides a summary of outstanding loan commitments and standby letters of credit at March 31, 1995.

                                                         ($ in thousands)
Loan commitments:
  Residential mortgage                                       $  1,417
  Residential construction                                        796
- ---------------------------------------------------------------------
  Total                                                         2,213
- ---------------------------------------------------------------------

Lines of Credit commitments:
  Commercial                                                   13,189
  Home equity                                                  16,308
  Personal                                                      2,440
- ---------------------------------------------------------------------
  Total                                                        31,937
- ---------------------------------------------------------------------

Commercial letters of credit                                      761
Standby letters of credit                                       2,410
- ---------------------------------------------------------------------

Total commitments and letters of credit                      $ 36,496
=====================================================================


ASSET/LIABILITY MANAGEMENT

The Bank's asset/liability management program focuses on maximizing net interest income while minimizing balance sheet risk by maintaining what management considers to be an appropriate balance between the volume of assets and liabilities maturing or subject to repricing within the same interval. Asset/liability management also focuses on maintaining adequate liquidity and capital. Interest rate sensitivity has a major impact on the Bank's earnings. Proper asset/liability management involves the matching of short-term interest sensitive assets and liabilities to reduce interest rate risk. Interest rate sensitivity is measured by comparing the dollar difference between the amount of assets repricing within a specified time period and the amount of liabilities repricing within the same time period. This dollar difference is referred to as the rate sensitivity or maturity "GAP".

Management's goal is to maintain a cumulative one year GAP of under 10% of total assets. At March 31, 1995 the cumulative one year GAP as a percentage of total assets was 3.48%. The Bank concentrates on originating adjustable rate loans to hold in its loan portfolio in order to reduce interest rate risk. Deregulation of deposit instruments has allowed the Bank to generate deposit liabilities whose repricing more closely matches that of its loans.

The following table provides detail reflecting the approximate repricing intervals for rate-sensitive assets and liabilities at March 31, 1995:


                                                               Maturity/Repricing Intervals
- ----------------------------------------------------------------------------------------------------------
                                                             Over
                                                            3 Mos
                                           3 Months       through         1 - 5        Over 5
                                            or Less        1 Year         Years         Years        Total
- ----------------------------------------------------------------------------------------------------------
                                                                   ($ in thousands)
Rate-Sensitive Assets:
  Loans(1)                                 $ 85,167      $ 58,701      $ 29,683      $  7,045     $180,596
  Investment securities (2)                  22,541           ---        31,874        15,405       69,820
  Federal funds sold and other                  653           ---           ---           ---          653
- ----------------------------------------------------------------------------------------------------------
Total rate-sensitive assets                 108,361        58,701        61,557        22,450      251,069
- ----------------------------------------------------------------------------------------------------------

Rate-Sensitive Liabilities:
  NOW & Money market deposits                66,833           ---           ---           ---       66,833
  Certificates of deposit and other          16,240        16,225        16,926           ---       49,391
  Savings deposits                           54,247           ---           ---           ---       54,247
  Short-term borrowings                      23,296           ---           ---           ---       23,296
- ----------------------------------------------------------------------------------------------------------
Total rate-sensitive liabilities            160,616        16,225        16,926           ---      193,767
==========================================================================================================

GAP                                       $ (52,255)     $ 42,476      $ 44,631      $ 22,450     $ 57,302
==========================================================================================================

Cumulative GAP                            $ (52,255)     $ (9,779)     $ 34,852      $ 57,302
==========================================================================================================

Cumulative percentage of
  rate-sensitive assets to
  rate-sensitive liabilities                     67%           94%          118%          130%
==========================================================================================================

(1)  Excludes nonaccrual loans of $4,145,000.
(2) Securities available for sale are included in the "3 Month or Less" category.


The table above shows repricing intervals of the Company's rate-sensitive assets and rate-sensitive liabilities as of March 31, 1995. The time periods indicated in the table represent the shorter of the remaining time before the asset or liability matures or can be repriced. The principal amount of each asset and liability is included in the period in which it matures or reprices.

Nonaccrual loans have been excluded from the rate-sensitive assets. Regular savings accounts, money market accounts and NOW deposits have been included in the "3 Months or Less" category. However, these deposits have historically remained stable and are an integral part of the Bank's funding and asset/liability management strategy.

Noninterest-bearing demand deposits of $66,458,000 have been excluded from the table. These deposits, which also have historically been stable, are used to fund net interest rate sensitive assets beyond three months.

One measure of interest rate sensitivity is the excess or deficiency of assets that mature or reprice in one year or less. As shown in the preceding table, rate-sensitive assets that mature or reprice in one year total $167,062,000 and rate-sensitive liabilities that mature or reprice in one year total $176,841,000. The resulting negative one year rate-sensitive GAP is $9,779,000. During periods of rising interest rates, a negative GAP position can be a disadvantage if more rate-sensitive liabilities than rate- sensitive assets reprice at higher rates, creating an adverse impact on net interest income. This impact may be mitigated somewhat if the level of nonaccrual loans and other real estate owned declines, resulting in an increase in rate-sensitive assets. During a falling rate environment, a negative rate GAP can be an advantage. However, the impact of rising and falling interest rates on net interest income may not directly correlate to the Company's GAP position since interest rate changes and the timing of such changes can be impacted by management's actions as well as by competitive and market factors. As interest rates change, rates earned on assets do not necessarily move in parallel with rates paid on liabilities.


CAPITAL RESOURCES

Stockholders' equity increased to $18,366,000 at March 31, 1995 from $16,398,000 at December 31, 1994, primarily due to earnings of $1,660,000 and a reduction in the net unrealized depreciation of the securities available for sale portfolio during the first quarter of 1995.

At March 31, 1995, Bancorp's Tier 1 capital to average assets ratio (leverage ratio) was 6.49% and its total capital to risk- weighted asset ratio was 11.36%, exceeding minimum requirements.

In February 1992, the Company completed a private placement of 46,700 investment units, resulting in total proceeds of $4,670,000 and net proceeds, after expenses, of $4,320,000. Each unit consists of one share of Series A Noncumulative Convertible Preferred Stock and fifty warrants. These warrants became exercisable on January 1, 1994 at an exercise price of $.75 per share. As of March 31, 1995, 87,500 warrants had been exercised. If the remaining warrants outstanding at March 31, 1995 are exercised, this would result in additional capital for the Company of $1,686,000. All warrants expire on December 31, 1996. See Note 6 to the accompanying unaudited consolidated financial statements at March 31, 1995 for additional information on warrants exercised subsequent to March 31, 1995.

PART II - OTHER INFORMATION
===============================================================================


Item 1.  LEGAL PROCEEDINGS

         Not applicable.


Item 2.  CHANGES IN SECURITIES

         Not applicable.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


Item 5.  OTHER INFORMATION

         Not applicable.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

On January 12, 1995, Bancorp filed a Form 8-K to report the termination of the Order to Cease and Desist by the FDIC and the Commissioner.

The exhibits that are filed with this Form 10-Q, or that are incorporated by reference, are set forth in the following exhibit index.

EXHIBIT INDEX

Exhibit No.         Description                            Reference
- -------------------------------------------------------------------------------
3(a)                Restated Certificate                   Exhibit 3(a) to
                      of Incorporation                       Annual Report
                      filed May 16, 1990                     on Form 10-K
                                                             for the year ended
                                                             December 31, 1991

3(b)                Certificate of                         Exhibit 3(b) to
                       Designation filed                     Annual Report
                       February 21, 1992                     on Form 10-K
                                                             for the year ended
                                                             December 31, 1991

3(c)                By-Laws, as amended                    Exhibit 3(b) to
                      effective                              Annual Report
                      October 25, 1990                       on Form 10-K
                                                             for the year ended
                                                             December 31, 1990

3(d)                By-Laws, as amended                    Exhibit 3(d) to
                      effective                              Annual Report
                      April 29, 1993                         on Form 10-K
                                                             for the year ended
                                                             December 31, 1992

4(a)                Specimen Common Stock                  Exhibit 4 to
                      Certificate                            Registration
                                                             Statement
                                                             No. 2-93773

4(b)                Specimen Series A                      Exhibit 4(b) to
                      Convertible                            Annual Report
                      Preferred Stock                        on Form 10-K
                      Certificate                            for the year ended
                                                             December 31, 1991

4(c)                Specimen Warrant                       Exhibit 4(c) to
                      Certificate                            Annual Report
                                                             on Form 10-K
                                                             for the year ended
                                                             December 31, 1991

10(a)               Weston Lease dated                     Exhibit 10(c) to
                      June 5, 1979                           Registration
                                                             Statement
                                                             No. 2-93773

EXHIBIT INDEX

Exhibit No.         Description                            Reference
- -------------------------------------------------------------------------------
10(b)               Weston lease dated                     Exhibit 10(e) to
                      August 23, 1979                        Annual Report
                                                             on Form 10-K
                                                             for the year ended
                                                             December 31, 1989

10(c)               Weston lease modification              Exhibit 10(c) to
                      dated July 1, 1993                     Annual Report
                                                             on Form 10-K
                                                             for the year ended
                                                             December 31, 1993

10(d)               Trust Department lease                 Exhibit 10(e) to
                      dated November 7, 1986                 Annual Report
                                                             on Form 10-K
                                                             for the year ended
                                                             December 31, 1992

10(e)               Gault Building lease                   Exhibit 10(f) to
                      dated April 1, 1987                    Annual Report
                                                             on Form 10-K
                                                             for the year ended
                                                             December 31, 1992

10(f)               Shelton Operations                     Exhibit 10(h) to
                      Center lease dated                     Annual Report
                      March 22, 1991                         on Form 10-K for
                                                             the year ended
                                                             December 31, 1991

10(g)(1)            Agreements with                        Exhibit 10(i)(1) to
                      Certain Executives:                    Annual Report
                      Employment & Option                    on Form 10-K for
                      Agreements for:                        the year ended
                      A) Michael H. Flynn                    December 31, 1992
                      B) Thomas P. Bilbao
                      C) Richard T. Cummings, Jr.
                      Executive Agreement for:
                      A) Arnold Levine

EXHIBIT INDEX

Exhibit No.         Description                            Reference
- -------------------------------------------------------------------------------
10(g)(2)            Agreements of Waiver of                Exhibit 10(i)(2) to
                      certain provisions of                  Annual Report
                      agreements with                        on Form 10-K
                      executives identified                  for the year ended
                      as Exhibit 10(g)(1)                    December 31, 1992
                      above:
                      Employment & Option
                      Agreements for:
                      A) Michael H. Flynn
                      B) Richard T. Cummings, Jr.
                      Executive Agreement for:
                      A) Arnold Levine

10(g)(3)            Stock Option                           Exhibit 10(i)(3) to
                      Agreements with                        Annual Report
                      Executives:                            on Form 10-K
                      A) Michael H. Flynn                    for the year ended
                      B) Thomas P. Bilbao                    December 31, 1992
                      C) Richard T. Cummings, Jr.

10(g)(4)            Employment Agreements with             Exhibit 10(i)(4) to
                      Certain Executives:                    Annual Report
                      A) Richard L. Card                     on Form 10-K
                                                             for the year ended
                                                             December 31, 1993

10(g)(5)            Stock Option Agreements with           Exhibit 10(i)(5) to
                      Certain Executives:                    Annual Report
                      A) William B. Laudano, Jr.             on Form 10-K
                      B) Richard L. Card                     for the year ended
                                                             December 31, 1993

10(g)(6)            Employment Agreement with              Exhibit 10(g)(6) to
                      William B. Laudano, Jr.                Annual Report
                                                             on form 10-K
                                                             for the year ended
                                                             December 31, 1994

10(h)               Supplemental Executive                 Exhibit 10(j) to
                      Retirement Plan dated                  Annual Report
                      July, 1987                             on Form 10-K
                                                             for the year ended
                                                             December 31, 1992

EXHIBIT INDEX

Exhibit No.         Description                            Reference
- -------------------------------------------------------------------------------
10(i)               Directors Retirement                   Exhibit 10(m) to
                      Plan                                   Annual Report
                                                             on Form 10-K
                                                             for the year ended
                                                             December 31, 1992

10(j)               1985 Incentive Stock                   Exhibit 10(n) to
                      Option Plan restated                   Annual Report
                      January 1, 1990                        on Form 10-K
                                                             for the year ended
                                                             December 31, 1992

11                  Statement Regarding                    Filed herewith
                      Computation of Per
                      Share Earnings

27                  Financial Data Schedule                Filed herewith

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Bancorp has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                WESTPORT BANCORP, INC.





DATE  May 12, 1995                          BY  /s/Michael H. Flynn
                                               ---------------------------
                                                Michael H. Flynn
                                                President
                                                Chief Executive Officer




DATE  May 12, 1995                          BY  /s/William B. Laudano, Jr.
                                               ---------------------------
                                                William B. Laudano, Jr.
                                                Senior Vice President
                                                Chief Financial Officer
                                                Chief Accounting Officer

                                EXHIBIT INDEX
                                --------------


             Exhibit No.         Description
             -----------         -----------

                  11             Statement Regarding Computation of Per
                                 Share Earnings

                  27             Financial Data Schedule