Form 10-Q
period 1995-06-30
WESTPORT BANCORP INC
filed 1995-08-14
CIK 735961

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q




       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the quarterly period ended    JUNE 30, 1995

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

                                (203) 222-6911
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Number of shares outstanding of Westport Bancorp, Inc.'s $.01 par value common stock as of July 31, 1995 is 5,379,801 shares.

                             WESTPORT BANCORP, INC.


                               TABLE OF CONTENTS

                                                                                          Page
                                                                                         Number
------------------------------------------------------------------------------------------------
 PART I -- FINANCIAL INFORMATION

   Item 1 -- Financial Statements
       Consolidated Statements of Condition -- June 30, 1995 (unaudited)
         and December 31, 1994                                                              3

       Consolidated Statements of Income -- Three Months and Six Months
         Ended June 30, 1995 and 1994 (unaudited)                                           4

       Consolidated Statement of Changes in Stockholders' Equity -- Six
         Months Ended June 30, 1995 and 1994 (unaudited)                                    5

       Consolidated Statements of Cash Flows -- Six Months Ended
         June 30, 1995 and 1994 (unaudited)                                                 6


       Notes to Consolidated Financial Statements (unaudited)                               7

   Item 2 -- Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                                 11

 PART II -- OTHER INFORMATION

   Item 1 -- Legal Proceedings                                                             30

   Item 2 -- Changes in Securities                                                         30

   Item 3 -- Defaults Upon Senior Securities                                               30

   Item 4 -- Submission of Matters to a Vote of Security Holders                           30


   Item 5 -- Other Information                                                             31

   Item 6 -- Exhibits and Reports on Form 8-K                                              31

   Signatures                                                                              36

   Exhibit 11 Statement Regarding Computation of Per Share Earnings                        37

PART I, ITEM 1 -- FINANCIAL INFORMATION.


                             WESTPORT BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                      ($ in thousands, except share data)

                                                                                 June 30,        December 31,
                                                                                    1995                1994
-------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)
ASSETS:
Cash and due from banks                                                         $ 20,469            $ 17,924
Federal funds sold                                                                 7,500                 ---
------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents                                                     27,969              17,924
------------------------------------------------------------------------------------------------------------
Securities available for sale, at market value                                    24,150              27,276
Securities held to maturity (market value: June 30, 1995,
    $44,126; December 31, 1994, $39,678)                                          45,016              43,206
------------------------------------------------------------------------------------------------------------
    Total securities                                                              69,166              70,482
------------------------------------------------------------------------------------------------------------
Loans                                                                            178,983             186,648
Allowance for loan losses                                                         (3,041)             (3,341)
------------------------------------------------------------------------------------------------------------
    Loans - net                                                                  175,942             183,307
------------------------------------------------------------------------------------------------------------
Premises and equipment - net                                                       5,079               5,137
Accrued interest receivable                                                        1,928               1,758
Other real estate owned                                                               71                 352
Other assets                                                                       6,953               4,544
------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $287,108            $283,504
============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Noninterest-bearing deposits                                                    $ 69,225            $ 72,972
Interest-bearing deposits                                                        169,423             180,986
------------------------------------------------------------------------------------------------------------
   Total deposits                                                                238,648             253,958
------------------------------------------------------------------------------------------------------------
Short-term borrowings                                                             24,376              10,484
Other liabilities                                                                  2,718               2,664
------------------------------------------------------------------------------------------------------------
    Total liabilities                                                            265,742             267,106
------------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock - $.01 par value; authorized 2,000,000
    shares; outstanding 42,350 shares at June 30, 1995,
    43,950 shares at December 31, 1994                                                 1                   1
  Common stock - $.01 par value; authorized 20,500,000
    shares; outstanding, 5,353,550 shares at June 30, 1995,
    3,211,752 shares at December 31, 1994                                             53                  32
  Additional paid in capital                                                      22,939              21,459
  Accumulated deficit                                                             (1,630)             (4,680)
  Net unrealized appreciation/(depreciation)
    on securities available for sale                                                   3                (414)
------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                    21,366              16,398
------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $287,108            $283,504
============================================================================================================

See notes to consolidated financial statements.

                             WESTPORT BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    ($ in thousands, except per share data)
                                  (unaudited)

                                                   Three Months Ended              Six Months Ended
                                                         June 30,                       June 30,
                                                   1995          1994              1995        1994
----------------------------------------------------------------------------------------------------
INTEREST INCOME:
Loans                                             $4,033         $3,179          $8,175       $6,235
Securities                                           984            868           1,947        1,645
Federal funds sold and other                          63             37              72           98
----------------------------------------------------------------------------------------------------
     Total interest income                         5,080          4,084          10,194        7,978
----------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Deposits                                           1,162          1,128           2,248        2,323
Short-term borrowings                                335             29             657           56
----------------------------------------------------------------------------------------------------
     Total interest expense                        1,497          1,157           2,905        2,379
----------------------------------------------------------------------------------------------------
Net interest income                                3,583          2,927           7,289        5,599
Provision for loan losses                            375            450             750          900
----------------------------------------------------------------------------------------------------
Net interest income after provision
     for loan losses                               3,208          2,477           6,539        4,699
----------------------------------------------------------------------------------------------------
OTHER OPERATING INCOME:
Trust fees                                           465            421             869          812
Service charges on deposit accounts                  344            343             686          664
Realized security gains (losses) - net               (23)           ---            (233)           3
Loan sale gains - net                                 21            ---              38           85
Mortgage service fees                                 34             38              65           72
Other                                                147            127             283          250
----------------------------------------------------------------------------------------------------
     Total other operating income                    988            929           1,708        1,886
----------------------------------------------------------------------------------------------------
OTHER OPERATING EXPENSE:
Salaries and benefits                              1,346          1,273           2,760        2,617
Occupancy - net                                      331            366             690          753
Professional fees                                    209            236             412          444
FDIC insurance premiums                              177            163             353          337
Data processing                                      142            183             282          373
Furniture and equipment                               63             87             139          173
Others insurance premiums                             55             73             112          153
Other real estate owned - net                         44             66             109          217
Other                                                362            339             706          639
----------------------------------------------------------------------------------------------------
     Total other operating expense                 2,729          2,786           5,563        5,706
----------------------------------------------------------------------------------------------------
Income before income taxes                         1,467            620           2,684          879
Income tax benefit                                  (115)          (320)           (558)        (312)
----------------------------------------------------------------------------------------------------
NET INCOME                                        $1,582         $  940          $3,242       $1,191
====================================================================================================
NET INCOME PER COMMON SHARE                       $ 0.15         $ 0.09          $ 0.32       $ 0.12
====================================================================================================
Weighted average number of common
   shares and common equivalent
   shares outstanding                         10,377,543     10,291,712      10,191,198   10,287,285
====================================================================================================

   See notes to consolidated financial statements.

                             WESTPORT BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                ($ in thousands)
                                  (unaudited)



                                                                                                              Net
                                                                                                           Unrealized
                                  Preferred Stock         Common Stock                                   Appreciation/
                                ------------------    ------------------   Additional                   (Depreciation)
                                Number of             Number of              Paid in    Accumulated      on Securities
                                 Shares     Amount     Shares     Amount     Capital      Deficit     Available for Sale     Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1994          44,950     $  1     3,081,365     $ 31     $21,415      $(9,042)            ---            $12,405
-----------------------------------------------------------------------------------------------------------------------------------
Net income                          ---      ---           ---      ---         ---        1,191             ---              1,191
Issuance of Common Stock -
  Warrants exercised                ---       --        12,500      ---           9          ---             ---                  9
  Employee Options exercised        ---      ---         2,500      ---           5          ---             ---                  5
  Exercise of 1992 Rights           ---      ---            13      ---         ---          ---             ---                ---
Offering
   Dividend Reinvestment and
    Stock Purchase Plan             ---      ---           374      ---           1          ---             ---                  1
Net change in unrealized
 depreciation on securities
 available for sale                 ---      ---           ---      ---         ---          ---           $ (85)               (85)
-----------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 1994            44,950     $  1     3,096,752     $ 31     $21,430      $(7,851)          $ (85)           $13,526
===================================================================================================================================


-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1995         43,950     $  1     3,211,752     $ 32     $21,459      $(4,680)          $(414)           $16,398
-----------------------------------------------------------------------------------------------------------------------------------
Net income                          ---      ---           ---      ---         ---        3,242             ---              3,242
Issuance of Common Stock -
  Warrants exercised                ---      ---     1,972,000       20       1,459          ---             ---              1,479
  Employee Options exercised        ---      ---         9,000      ---          18
                                                                                              ---             ---                 18
  Stock Conversion               (1,600)     ---       160,000        1          (1)         ---             ---                ---
  Dividend Reinvestment and
    Stock Purchase Plan             ---      ---           798      ---           4          ---             ---                  4
Dividends Paid -
  Preferred Stock                   ---      ---           ---      ---         ---          (85)            ---                (85)
  Common Stock                      ---      ---           ---      ---         ---         (107)            ---               (107)
Net change in unrealized
  appreciation/(depreciation)
  on securities available
  for sale                          ---      ---           ---      ---         ---          ---             417                417
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995           42,350     $  1     5,353,550     $ 53     $22,939      $(1,630)          $   3            $21,366
===================================================================================================================================


See notes to consolidated financial statements.

                             WESTPORT BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                  (unaudited)

                                                                                      Six Months Ended
                                                                                         June 30,
                                                                                  1995               1994
---------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                    $  3,242           $  1,191
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for loan losses                                                      750                900
    Recognition of deferred tax asset                                             (618)              (334)
    Depreciation, amortization and accretion                                       420                538
    Losses on other real estate owned - net                                        120                218
    Loan sale gains - net                                                          (38)               (85)
    Realized security (gains) losses - net                                         233                 (3)
    Decrease (increase) in accrued interest receivable                            (170)               929
    Increase in other assets                                                    (1,791)              (219)
    Increase (decrease) in other liabilities                                        54                (58)
---------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                    2,202              3,077
---------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Proceeds from maturities or calls of securities -
    Available for sale                                                             ---             37,890
    Held to maturity                                                             1,000             12,500
Proceeds from sales of securities -
    Available for sale                                                          21,399              4,262
Principal collected on securities                                                2,313                542
Purchases of securities -
    Available for sale                                                         (18,268)           (21,303)
    Held to maturity                                                            (4,999)           (14,454)
Increase in loans - net                                                         (3,627)           (21,476)
Loans repurchased by the FDIC                                                    1,246                475
Proceeds from sales of loans                                                     9,034              7,356
Purchase of loans                                                                  ---                (95)
Proceeds from sales of other real estate owned                                     161                433
Purchases of premises and equipment                                               (307)              (208)
---------------------------------------------------------------------------------------------------------
    Net cash provided by investing activities                                    7,952              5,922
---------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Increase (decrease) in noninterest-bearing deposits - net                       (3,747)             6,632
Decrease in interest-bearing deposits - net                                    (11,563)            (8,771)
Increase in short-term borrowings - net                                         13,892                793
Proceeds from issuance of Common Stock - net                                     1,501                 15
Dividends                                                                         (192)               ---
---------------------------------------------------------------------------------------------------------
    Net cash used in financing activities                                         (109)            (1,331)
---------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                           10,045              7,668
Cash and cash equivalents at beginning of year                                  17,924             13,799
---------------------------------------------------------------------------------------------------------
    Cash and cash equivalents at end of period                                $ 27,969           $ 21,467
=========================================================================================================

See notes to consolidated financial statements.

                             WESTPORT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



NOTE 1 - UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements include the accounts of Westport Bancorp, Inc. ("Bancorp") and its subsidiary, The Westport Bank & Trust Company (the "Bank") (collectively, the "Company"). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing the interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and the revenue and expenses for the reported periods. Actual future results could differ significantly from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

Certain prior year amounts have been reclassified to conform with the 1995 presentation.


NOTE 2 - REGULATORY MATTERS

On December 20, 1994, the Federal Deposit Insurance Corporation (the "FDIC") and the State of Connecticut Banking Commissioner (the "Commissioner") removed the Order to Cease and Desist originally imposed on the Bank in October 1991. This action was the result of a routine examination by the FDIC completed in the fourth quarter of 1994.

On March 16, 1995, the Federal Reserve Bank of New York ("FRBNY") removed all restrictions it had imposed on the Company in October 1991.

The Federal Reserve Board and the FDIC require bank holding companies and banks, respectively, to comply with guidelines based upon the ratio of capital to total assets adjusted for risk and the ratio of Tier 1 capital to total quarterly average assets (leverage ratio).

The following summarizes the minimum capital requirements and the Company's capital position (there are no significant differences between the Bank's and the Company's capital ratios) at June 30, 1995.


                                                                    Company's                  Minimum Capital
Capital Ratio                                                   Capital Position                 Requirements
--------------------------------------------------------------------------------------------------------------
Total Capital to Risk-Weighted Assets                                 12.93%                      8.0%

Tier 1 Capital to Risk-Weighted Assets                                11.68                       4.0

Tier 1 Capital to Average Assets (Leverage Ratio)                      7.54                       3.0(1)


(1) An additional 1% to 2% is required for all but the most highly rated institutions.


The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") of 1991 establishes five classifications for banks on the basis of their capital levels; well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At June 30, 1995, the Company was "well capitalized" under FDICIA, based upon the above capital ratios. Management believes, in the current economic and operating environment and due to the significant improvement in the Company's core earnings, it will continue to maintain its capital level at the well capitalized classification. However, deterioration of economic conditions and real estate values could adversely affect future results, leading to increased levels of loan charge-offs, provision for loan losses and nonaccrual loans, effecting the ability of the Company to maintain the well capitalized classification, and resulting in reductions in income and total capital.


NOTE 3 - INCOME TAXES

The 1995 six month provision for income taxes is comprised of a $51,000 current federal provision, a $9,000 current state provision and a $618,000 reversal of a portion of the previously established deferred tax valuation allowance. The 1994 six month provision for income taxes is comprised of a $15,000 federal provision, a $7,500 state provision and a $334,000 reversal of a portion of the previously established deferred tax allowance.

At June 30, 1995 and 1994, the Company had recorded, for financial statement purposes, net deferred tax assets (included in Other Assets) of $2,268,000 and $684,000, respectively, for anticipated future utilization of its net operating loss carryforwards ("NOL's"). The FDIC and the FRBNY limit the amount of net deferred tax assets that can be included in capital for regulatory purposes to the lesser of the tax effect of the estimated subsequent twelve months pretax earnings or 10% of stockholders' equity. On June 30, 1995, the recorded net deferred tax asset, reflected in the accompanying statement of condition, was based on the amount of such benefit expected to be realized within one year and included $256,000 determined to be "ineligible" for regulatory capital purposes. At June 30, 1994, no portion of the $684,000 deferred tax asset was disqualified from capital for regulatory purposes. Although management believes a substantial portion of the gross deferred tax asset at June 30, 1995 will be realized through future earnings, a valuation allowance has been established for the amount in excess of $2,268,000.

As a result of the Company's net operating losses in prior years, the Company had a net operating loss carryforward of approximately $12.1 million at December 31, 1994 for federal purposes, which is available to offset future taxable income.

For the six month periods ended June 30, 1995 and June 30, 1994, the Company made cash payments for income taxes of approximately $64,550 and $24,520, respectively.


NOTE 4 - EARNINGS PER SHARE

Earnings per share were computed by dividing adjusted earnings by the weighted average number of common shares and common share equivalents outstanding. For the quarter ended June 30, 1995 and 1994, the computation includes 4,763,227 and 3,096,752 weighted average shares outstanding and 1,331,844 and 2,699,960 weighted average common equivalent shares, respectively, computed under the treasury stock method. The earnings per share computations also include 4,282,472 and 4,495,000 weighted average common shares in 1995 and 1994, respectively, issuable upon the assumed conversion of preferred stock. Adjusted earnings consist of net income and the interest effect of the assumed reduction in short-term borrowings in 1994, under the treasury stock method.

For the six months ended June 30, 1995 and 1994, the computation includes 4,010,532 and 3,092,325 weighted average common shares outstanding and 1,842,241 and 2,699,960 weighted average common equivalent shares, respectively, under the treasury stock method. The earnings per share computations also include 4,338,425 and 4,495,000 weighted average common shares in 1995 and 1994, respectively, issuable upon the adjusted conversion
of preferred stock.   There was no difference between primary and fully diluted
earnings per share for 1995 and 1994.


NOTE 5 - NEW ACCOUNTING STANDARDS

On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan", and Statement of Financial Accounting Standards No. 118 ("SFAS 118"), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS 114 and 118 address the accounting by creditors for impairment of certain loans and the recognition of interest income on these loans and requires that impairment of these loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of collateral. A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The adoption of SFAS 114 and 118 on January 1, 1995 did not materially affect the Company's financial statements or the amount of the allowance for loan losses.

Interest payments received on accruing impaired loans are recorded as interest income. Interest payments on nonaccruing impaired loans are recorded as reductions of loan principal.

At June 30, 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS 114 and 118 totaled $5,827,000, of which $3,454,000 were nonaccrual loans. The Company has elected to measure all restructured loans, including those restructured prior to January 1, 1995, in accordance with SFAS 114 and 118. At June 30, 1995, the valuation allowance related to all impaired loans, totaled $1,370,000 and is included in the allowance for loan losses on the statement of condition. For the three months ended June 30, 1995, the average recorded investment in impaired loans was approximately $6,256,000. Total interest in the amount of $33,000 was recognized on accruing impaired loans during the quarter.

The following table sets forth the activity in the allowance for loan losses for six months ended June 30, 1995 and 1994.

                                                                         1995                     1994
------------------------------------------------------------------------------------------------------
                                                                               ($ in thousands)
Balance, January 1,                                                    $3,341                   $3,024

Loans charged-off                                                       1,114                    1,333

Recoveries on amounts previously charged-off                               64                      296
------------------------------------------------------------------------------------------------------

  Net loans charged-off                                                 1,050                    1,037


Provision charged to operating expenses                                   750                      900
------------------------------------------------------------------------------------------------------

Balance, June 30,                                                      $3,041                   $2,887
======================================================================================================


In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 122 ("SFAS 122"), "Accounting for Mortgage Servicing Rights". SFAS 122 addresses the accounting for mortgage servicing rights for purchased as well as originated mortgages by a servicer. Additionally, SFAS 122 requires the capitalization of the fair value of mortgage servicing rights and amortization of these rights in proportion to the net servicing income over the period during which servicing income is expected. SFAS 122 applies to financial statements for fiscal years beginning after December 15, 1995. The Company is currently in the process of evaluating the impact of this pronouncement on its financial statements; however, it has not yet quantified such impact.


NOTE 6 - SUBSEQUENT EVENTS

On July 20, 1995, the Company declared its second consecutive quarterly dividend of $0.02 per common share and $2.00 per preferred share to shareholders of record as of August 4, 1995, payable on August 18, 1995.

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

The Company reported net income for the first six months of 1995 of $3,242,000, or $0.32 per common share, compared to net income of $1,191,000, or $0.12 per common share for the comparable 1994 period, an increase of 172%. Contributing to the improved results in 1995 was a decline in nonperforming assets and related costs, increases in average earning assets and fee income, an improved net interest margin and the continued reduction of operating expenses. Results of operations for the first six months of 1995 included the recognition of a net deferred tax asset of $618,000 and a net loss on the sale of securities totaling $233,000. Earnings from core operations (income before income taxes, excluding non-recurring gains and losses) for the six months ended June 30, 1995 have increased by more than 260% over the same period last year.
Excluding the deferred tax asset, securities losses and loan sale gains of $38,000, core earnings for the six months ended June 30, 1995 totaled $2,879,000. By contrast, at June 30, 1994, excluding a net deferred tax asset of $334,000, and gains on the sale of securities and loans totaling $88,000, core earnings totaled $791,000.

During the second quarter of 1995, the Company reported net income of $1,582,000, or $0.15 per common share, compared to net income of $940,000 or $0.09 per common share for the comparable 1994 period, an increase of 68%. Net income for the quarter included the recognition of a deferred tax asset of $150,000 and a net loss on the sale of securities totaling $23,000 as compared to the recognition in the second quarter of 1994 of a net deferred tax asset of $334,000 and no gains or losses on the sale of securities or loans.

Negatively impacting results for both the three and six months ended June 30, 1995 was an increase in the Company's cost of funds, increased salaries and benefits related to the implementation of a bonus and incentive program and an increase in other operating expenses related to costs associated with the Bank's conversion to a new hardware and software system in the fourth quarter of 1994.

The past decline in the regional economy, particularly in the local real estate market, has impacted many of the Company's borrowers' ability to repay their loans. Also, since 1989, real estate values in the Company's market area have declined substantially. While the Company's residential and construction mortgage lending policies have specified a 75% or less loan-to-value ratio, the decline in values has increased the possibility of loss in the event of default. Management believes that this decline abated somewhat during 1994 and that the improvement has continued during 1995.

NET INTEREST INCOME

Net interest income is the difference between interest earned on loans and other investments and interest paid on deposits and other sources of funds. Net interest income was $7,289,000 for the first six months of 1995, compared with $5,599,000 in the comparable 1994 period, an increase of $1,690,000 or 30.2%. For the second quarter of 1995, net interest income increased $656,000 to $3,583,000 or 22.4% over the 1994 second quarter. Contributing factors to the changes in interest income and expense are discussed below.

Total interest income amounted to $10,194,000 for the first six months of 1995, compared to $7,978,000 for the same period in 1994, an increase of 27.8%. For the second quarter of 1995, total interest income increased $996,000, or 24.4% to $5,080,000 from $4,084,000 for the same period in 1994.

A key factor relating to the higher level of total interest income for 1995, compared to the prior year, was an increase in the yield on earning assets. During the first six months of 1995, the yield on average interest-earning assets increased to 8.0% from 6.7% in 1994, resulting in an increase in interest income of $1,457,000. Additionally, average earning assets increased 6.5% during the first six months of 1995 to $256,480,000 from $240,865,000 in the comparable 1994 period. This increase in volume during the 1995 period, resulted in an additional $759,000 of interest income. Accruing loans, as a component of earning assets, experienced the most significant increase, from $158,454,000 in 1994 to $181,375,000 in 1995, an increase of 14.5%. Positively impacting the second quarter of 1995, the yields on average interest earning assets increased to 8.0% from 6.7%, resulting in $661,000 of additional interest income. In addition, average earning assets increased 5.0% to $255,768,000 positively impacting interest income by $335,000.

Total interest expense, for the six months ended June 30, 1995, was $2,905,000, an increase of 22.1% from $2,379,000 for the same period in 1994. This increase is, in part, the result of the average interest rate on deposits and other interest-bearing liabilities increasing from 1.9% in 1994 to 2.3% in 1995, increasing interest expense by $313,000. Also, impacting interest expense was a 1.4% increase in total interest-bearing liabilities as a result of increased short-term borrowings resulting in an additional $213,000 of interest expense. For the second quarter of 1995, interest expense increased $340,000 or 29.4% to $1,497,000 from $1,157,000 for the same period in 1994.
During the quarter, the average interest rate on deposits and other interest-bearing liabilities increased to 2.3% in 1995 from 1.9% in the comparable 1994 period resulting in an increase in expense of $158,000. An increase in the average balance of total interest bearing-liabilities, primarily in the short-term borrowing category, in both the three and six month periods of 1995, resulted in an increase in interest expense of $225,000 and $411,000, respectively.

Total interest income for the comparable periods of 1995 and 1994 was negatively impacted by the level of nonaccrual loans, which averaged $4.3 million and $5.8 million for the first six months of 1995 and 1994, respectively. Further improvement in net interest income is dependent, in part, upon the continued resolution of nonperforming assets.

The following table sets forth a comparison of average earning assets, nonaccrual loans, average interest-bearing liabilities and related interest income and expense during the three and six month periods ended June 30, 1995 and 1994. Average balances are averages of daily closing balances, except for nonaccrual loans in 1994, which are averages of monthly closing balances.

                                                                  Three Months Ended June 30,
-----------------------------------------------------------------------------------------------------------------
                                                  1995                                       1994
-----------------------------------------------------------------------------------------------------------------
                                     Average     Income/      Average           Average     Income/       Average
                                     Balance     Expense         Rate           Balance     Expense          Rate
-----------------------------------------------------------------------------------------------------------------
                                                                  ($ in thousands)
Earning Assets:
  Accruing loans                    $179,459      $4,033          9.0%         $161,676      $3,179           7.9%
  Non-accruing loans                   4,424         ---          ---             6,124         ---           ---
-----------------------------------------------------------------------------------------------------------------
  Total loans                        183,883       4,033          8.8           167,800       3,179           7.6
  Investment securities               67,729         984          5.8            71,648         868           4.8
  Federal funds sold
   and other                           4,156          63          6.0             4,129          37           3.6
-----------------------------------------------------------------------------------------------------------------
Total interest-earning
  assets                            $255,768       5,080          8.0          $243,577       4,084           6.7
                                    ========      ------                       ========      ------
Noninterest-bearing
  demand deposits                   $ 66,133                                   $ 59,021
-----------------------------------------------------------------------------------------------------------------
Interest-bearing
  liabilities:
   NOW & Money market                 66,222         273          1.7            74,587         267           1.4
   Savings                            52,116         257          2.0            64,451         324           2.0
   Certificates of deposit            50,106         620          5.0            48,976         530           4.3
   Other                              23,267         347          6.0             4,225          36           3.4
-----------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                       191,711       1,497          3.1           192,239       1,157           2.4
-----------------------------------------------------------------------------------------------------------------
Total noninterest-
   bearing deposits and
   interest-bearing
   liabilities                      $257,844       1,497          2.3          $251,260       1,157           1.9
                                    ========      ------                       ========      ------

Net interest income(1)                            $3,583                                     $2,927
=================================================================================================================

Net interest margin(2)                                            5.6%                                        4.8%
=================================================================================================================

Interest rate spread(3)                                           5.7%                                        4.8%
=================================================================================================================

(1) Interest income includes fees on loans of $49,000 and $56,000 for 1995 and 1994, respectively.

(2) Net interest margin is net interest income divided by total average earning assets.

(3) Interest rate spread is the difference between the yield on total average interest-earning assets and the cost of total average noninterest-bearing deposits and interest-bearing liabilities.

                                                              Six Months Ended June 30,
-----------------------------------------------------------------------------------------------------------------
                                                  1995                                       1994
-----------------------------------------------------------------------------------------------------------------
                                     Average     Income/      Average           Average     Income/       Average
                                     Balance     Expense         Rate           Balance     Expense          Rate
-----------------------------------------------------------------------------------------------------------------
                                                                  ($ in thousands)
Earning Assets:
  Accruing loans                    $181,375     $ 8,175          9.1%         $158,454      $6,235           7.9%
  Non-accruing loans                   4,333         ---          ---             5,789         ---           ---
-----------------------------------------------------------------------------------------------------------------
  Total loans                        185,708       8,175          8.9           164,243       6,235           7.6
  Investment securities               68,372       1,947          5.7            70,688       1,645           4.7
  Federal funds sold
   and other                           2,400          72          6.0             5,934          98           3.3
-----------------------------------------------------------------------------------------------------------------
Total interest-earning
  assets                            $256,480      10,194          8.0          $240,865       7,978           6.7
                                    ========     -------                       ========      ------
Noninterest-bearing
  demand deposits                   $ 65,687                                   $ 57,123
-----------------------------------------------------------------------------------------------------------------
Interest-bearing
  liabilities:
   NOW & Money market                 67,814         536          1.6            73,936         540           1.5
   Savings                            54,413         536          2.0            62,985         635           2.0
   Certificates of deposit            48,710       1,156          4.8            49,979       1,134           4.6
   Other                              23,201         677          5.9             4,526          70           3.1
-----------------------------------------------------------------------------------------------------------------
Total interest-bearing
   liabilities                       194,138       2,905          3.0           191,426       2,379           2.5
-----------------------------------------------------------------------------------------------------------------
Total noninterest-
   bearing deposits and
   interest-bearing
   liabilities                      $259,825       2,905          2.3          $248,549       2,379           1.9
                                    ========     -------                       ========      ------

Net interest income(1)                           $ 7,289                                     $5,599
=================================================================================================================

Net interest margin(2)                                            5.7%                                        4.7%
=================================================================================================================

Interest rate spread(3)                                           5.7%                                        4.8%
=================================================================================================================

(1) Interest income includes fees on loans of $106,000 and $118,000 for 1995 and 1994, respectively.

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



                                              Three Months Ended June 30,                    Six Months Ended June 30,
--------------------------------------------------------------------------------------------------------------------------
                                                      1995 vs 1994                                 1995 vs 1994
                                                  Increase/(decrease)                           Increase/(decrease)
                                                  due to change in(1):                         due to change in(1):
                                          Total                                        Total
                                          Change          Rate       Volume            Change         Rate         Volume
--------------------------------------------------------------------------------------------------------------------------
Income on Earning Assets:
  Loans                                    $854           $481        $373           $1,940        $  985         $ 955
  Investment securities                     130            163         (33)             315           361           (46)
  Federal funds sold and other               12             17          (5)             (39)          111          (150)
-----------------------------------------------------------------------------------------------------------------------
Total interest income                       996            661         335            2,216         1,457           759
-----------------------------------------------------------------------------------------------------------------------
Interest Expense:
  Deposits and other interest-bearing
  liabilities:
    NOW & Money market                        6             13          (7)              (4)           82           (86)
    Savings                                 (67)           (19)        (48)             (99)          (14)          (85)
    Certificate of deposit                   90             78          12               22            49           (27)
    Other                                   311             86         225              607           196           411
-----------------------------------------------------------------------------------------------------------------------
 Total interest expense                     340            158         182              526           313           213
-----------------------------------------------------------------------------------------------------------------------
Change in Net Interest Income              $656           $503        $153           $1,690        $1,144         $ 546
=======================================================================================================================


(1)  Variances were computed as follows:
     Variance due to rate = change in rate multiplied by old volume.
     Variance due to volume = change in volume multiplied by old rate. Variance due to rate/volume prorated to rate and variance volumes on the basis of gross value.

NONPERFORMING ASSETS

The following table sets forth the principal portion of loans contractually past due 90 days or more, impaired loans and other real estate owned at June 30, 1995, December 31, 1994 and June 30, 1994.

                                                                                      % Change       % Change
                                                                                       June 30,       June 30,
                                                                                       1995 vs        1995 vs
                                         June 30,       Dec. 31,         June 30,      Dec. 31,       June 30,
                                            1995           1994             1994          1994           1994
--------------------------------------------------------------------------------------------------------------
                                                   ($ in thousands)
Loans 90 days or more past
  due, on accrual status:
  Mortgages:
     Secured by residential
     property                           $  454       $   78           $   160           482%           184%
     Commercial and other                  ---          ---               ---           ---            ---
  Commercial                               ---            6               288          (100)          (100)
  Home equity                              150          102                50            47            200
  Consumer and other                        16           14                10            14             60
----------------------------------------------------------------------------------------------------------
                                           620          200               508           210             22
----------------------------------------------------------------------------------------------------------
Impaired Nonaccruing Loans:
  Mortgages:
     Secured by residential
     property                           $  656       $2,659           $ 2,114           (75)           (69)
     Commercial and other                1,098        1,098             1,807           ---            (39)
  Commercial                             1,700          500             1,149           240             48
  Home equity                              ---           59               264          (100)          (100)
  Consumer and other                       ---          ---               206           ---           (100)
----------------------------------------------------------------------------------------------------------
                                         3,454        4,316             5,540           (20)           (38)

Impaired Accruing Loans:                 2,373        3,724             5,395           (36)           (56)
----------------------------------------------------------------------------------------------------------
  Total nonperforming loans              6,447        8,240            11,443           (22)           (44)

Other real estate owned                     71          352               723           (80)           (90)
----------------------------------------------------------------------------------------------------------
  Total nonperforming assets            $6,518       $8,592           $12,166           (24)%          (46)%
==========================================================================================================

At June 30, 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS 114 and 118 totaled $5,827,000, of which $3,454,000 were nonaccrual loans. The Company has elected to measure all restructured loans, including those restructured prior to January 1, 1995 in accordance with SFAS 114 and 118. For the three months ended June 30, 1995, the average recorded investment in impaired loans was approximately $6.3 million. Total interest in the amount of $33,000 was recognized on accruing impaired loans during the quarter.

At June 30, 1995, impaired accruing loans included $2.2 million of loans with interest rates below market, all of which were current and in compliance with
the terms and conditions of the modification agreements.   At June 30, 1995,
the Company had no commitments to lend additional funds to borrowers with loans that have been classified as impaired. The level of nonperforming assets has had a significant negative impact on the Company's capital and earnings over the last five years. Although management recognizes the level of nonperforming assets is still high, it is encouraged by the downward trend since 1990 and the 46% decline from June 30, 1994 to June 30, 1995.

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

Operating results since 1989 have been adversely impacted by the level of nonperforming assets caused by the deterioration of borrowers' ability to make scheduled interest and principal payments, the decline in real estate values, a severe slowdown in business activity and a high rate of unemployment. In addition to foregone revenue, the Company had to provide a high level of provision for loan losses and incurred significant collection costs and costs associated with the management and disposition of foreclosed properties. However, during 1994 and continuing into 1995, management has seen some positive trends; e.g., stabilization of the local economy, reduction in vacancy rates, and renewed activity in the real estate market, which have had a positive effect on earnings.

The characteristics of the real estate market since 1988 include a substantial decline in real estate property values and a significant increase in the amount of time that properties remain on the market prior to sale. Factors contributing to the depressed market conditions are an over supply of properties on the market and a continued sluggish local economy. As a result, the most significant increases in nonperforming loans since 1988 have been in commercial mortgage loans and real estate related commercial loans. Management has seen some recent improvement in the real estate market and the local economy, which has had a positive effect on its efforts to resolve nonperforming loans. Management is aggressively pursuing the collection of all nonperforming loans. Management's efforts to return nonperforming loans to performing status may be hampered by market factors.

The following table summarizes the activity on nonaccrual loans for the periods ended June 30, 1995 and 1994.

                                                                                                  % Change
                                                                                                   June 30,
                                                                                                   1995 vs
                                                                                                   June 30,
                                                         1995                    1994                 1994
-----------------------------------------------------------------------------------------------------------
                                                               ($ in thousands)
Balance, January 1,                                    $4,316                  $5,950                  (27)%
----------------------------------------------------------------------------------------------------------
Additions                                               1,200                   1,797                  (33)
Reductions:
  Repayments                                            1,379                     605                  128
  Charge-offs                                             160                   1,255                  (87)
  Reinstate accruing                                      523                     347                   51
----------------------------------------------------------------------------------------------------------
Total resolved                                          2,062                   2,207                   (7)
----------------------------------------------------------------------------------------------------------
Balance, June 30,                                      $3,454                  $5,540                  (38)%
==========================================================================================================


In addition to the loans classified as nonperforming in the preceding table, the Company's internal loan review function has identified approximately $1.6 million of loans with more than normal credit risk. These loans, as well as nonperforming loans, have been considered in the analysis of the adequacy of the allowance for loan losses.


ALLOWANCE FOR LOAN LOSSES

On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan", and Statement of Financial Accounting Standards No. 118 ("SFAS 118"), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS 114 and 118 address the accounting by creditors for impairment of certain loans and the recognition of interest income on these loans and requires that impairment of these loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of collateral. A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The adoption of SFAS 114 and 118 on January 1, 1995 did not materially affect the Company's financial statements or the amount of the allowance for loan losses.

Interest payments received on accruing impaired loans are recorded as interest income. Interest payments on nonaccruing impaired loans are recorded as reductions of loan principal.

Management evaluates the adequacy of the allowance for loan losses on a regular basis by considering various factors, including past loan loss experience, delinquent and nonperforming loans and the quality and level of collateral securing these loans, inherent risks in the loan portfolio, and current economic and real estate market conditions. Management has performed a loan-by-loan risk assessment of each classified loan and of a substantial portion of the performing commercial and commercial mortgage portfolios
resulting in a specific reserve based on loss exposure.    An additional
general reserve is also allocated to each of these portfolios as well as to the residential mortgage and other loan portfolios on an overall basis, based upon the risk category and loss experience of the given portfolio. Based upon this review, management believes that, in the aggregate, the allowance of $3,041,000 at June 30, 1995 is adequate to absorb probable loan losses inherent in the loan portfolio. At June 30, 1995, the valuation allowance, related to all impaired loans totaled $1,370,000 and is included in the allowance for loan losses shown on the balance sheet. The adverse real estate market in Fairfield County, the Company's past reliance upon commercial real estate lending, the level of charge-offs during the past five years and the continuing high level of nonperforming loans are factors which are considered when the adequacy of the allowance for loan losses is reviewed. There is no assurance that the Company will not be required to make increases to the allowance in the future in response to changing economic conditions or regulatory examinations.

The decrease in the allowance for loan losses from $3,341,000 at December 31, 1994 to $3,041,000 at June 30, 1995 reflects the reduction in nonperforming and nonaccruing loans and $1,114,000 of loan charge-offs during the period. The charge-offs in 1995 primarily relate to loans on which a specific reserve had been allocated at December 31, 1994, based on anticipated loss exposure.

It is the Company's policy to charge-off loans against the allowance for loan losses when losses are certain. Such decisions are based upon an analysis of the loan, a judgment as to the borrower's ability to repay and the adequacy of collateral.

The following table summarizes other selected loan and allowance for loan losses information at June 30, 1995, December 31, 1994 and June 30, 1994.


                                                      June 30,            December 31,              June 30,
                                                          1995                   1994                   1994
------------------------------------------------------------------------------------------------------------
 Allowance for loan losses                              $3,041                 $3,341                $ 2,887

 Nonaccrual loans                                        3,454                  4,316                  5,540

 Nonperforming loans (1)                                 6,447                  8,240                 11,443

 Allowance for loan losses
   as a % of nonaccrual loans                               88%                    77%                    52%

 Allowance for loan losses
   as a % of nonperforming loans                            47%                    41%                    25%

 Allowance for loan losses
   as a % of loans outstanding                            1.70%                  1.79%                  1.68%

(1) Includes nonaccrual loans, impaired loans and loans accruing 90 days or more past due.


As the volume of new loans increased and nonaccrual loans declined, the overall credit quality of the total loan portfolio has improved. This has positively impacted management's estimate of the allowance for loan losses and has caused a reduction in the allowance for loan losses from December 31, 1994.

The allowance for loan losses ratio, as a percentage of outstanding loans shown above is impacted by the loans purchased from the FDIC in late 1992. If these loans (which must be repurchased by the FDIC if they become nonperforming within three years of the purchase date) had not been included, the allowance-to-loans outstanding ratio would have been 1.76% at June 30, 1995, 1.87% at December 31, 1994 and 1.79% for June 30, 1994.

Management is aware of its responsibility for maintaining an adequate allowance for loan losses and an adequate system to identify credit risk and account for it appropriately. The various regulatory examinations of the Company have not identified significant problem loans not already identified by management. Management will continue to review the findings of regulatory examinations and comply with regulatory recommendations.

A deterioration of economic conditions and real estate values could adversely affect future results, leading to increased levels of loan charge-offs, provision for loan losses and nonaccrual loans and reductions in income and total capital.

The following table sets forth the activity in the allowance for loan losses for six months ended June 30, 1995 and 1994.

                                                                          1995                     1994
--------------------------------------------------------------------------------------------------------
                                                                                ($ in thousands)
 Balance, January 1,                                                    $3,341                   $3,024
--------------------------------------------------------------------------------------------------------

 Loans charged-off:
   Mortgages:
      Secured by residential property                                      162                      122
      Commercial and other                                                 648                      725
   Commercial                                                              150                      407
   Home equity                                                              35                      ---
   Consumer and other                                                      119                       79
--------------------------------------------------------------------------------------------------------
      Total loans charged-off                                            1,114                    1,333

 Recoveries on amounts previously
  charged-off:
   Mortgages:
      Secured by residential property                                      ---                       12
      Commercial and other                                                 ---                      ---
   Commercial                                                               27                      177
   Home equity                                                               4                       10
   Consumer and other                                                       33                       97
--------------------------------------------------------------------------------------------------------
      Total recoveries                                                      64                      296

      Net loans charged-off                                              1,050                    1,037

 Provision charged to operating expenses                                   750                      900
--------------------------------------------------------------------------------------------------------

 Balance, June 30,                                                      $3,041                   $2,887
========================================================================================================

OTHER REAL ESTATE OWNED

Other real estate owned ("OREO") totaled $71,000 and $723,000 at June 30, 1995 and 1994, respectively. During the first six months of 1995, the Company recorded $120,000 of additional write-downs on real estate properties and sold a real estate property with a carrying value of $161,000, which resulted in a gain of $19,000 during the second quarter of 1995. During the first six months of 1994, the Company sold properties with a carrying value of $546,000 incurring losses of $113,000, a portion of which had been previously accrued. In addition, in the first quarter of 1994, the Company transferred a commercial office building, carried at $1.3 million, from OREO to banking premises after determining the building will be utilized for future use in operations after the expiration of existing leases. No properties were acquired through foreclosure or acquisition during the first six months of 1995 and 1994, respectively.


The following table summarizes the changes in OREO for the six months ended June 30, 1995 and 1994.


                                                                          1995                       1994
-------------------------------------------------------------------------------------------------------------
                                                                                ($ in thousands)
 Balance, January 1,                                                     $ 352                     $2,723
-------------------------------------------------------------------------------------------------------------
     Sales                                                                (161)                      (546)
     Write-downs                                                          (120)                      (105)
     Transfers                                                             ---                     (1,349)
-------------------------------------------------------------------------------------------------------------
 Balance, June 30,                                                       $  71                     $  723
=============================================================================================================

At June 30, 1995, OREO consists primarily of single family building lots located in the Company's market area of Fairfield County, Connecticut. These properties are carried at the lower of cost or estimated fair value. The Company's efforts to reduce its holdings have been impacted by local market conditions. However, the Company is aggressively pursuing the sale of such properties. Further material declines in the real estate market could cause increases in the level of OREO, further losses or write-downs.

OTHER OPERATING INCOME AND EXPENSE

The following table sets forth other operating income and other operating expense for the three month and six month periods ended June 30, 1995 and 1994, and the percentage change from period to period.


                                               Three Months Ended      % Change           Six Months Ended      % Change
                                                    June 30,           1995 vs                 June 30,         1995 vs
                                               1995         1994         1994            1995         1994        1994
----------------------------------------------------------------------------------------------------------------------------
                                                ($ in thousands)                            ($ in thousands)
Other Operating Income:
  Trust fees                                 $  465       $  421         10.5%         $  869       $  812         7.0%
  Service charges on deposit accounts           344          343           .3             686          664         3.3
  Realized security gains (losses) - net        (23)         ---          N/M            (233)           3         N/M
  Loan sale gains                                21          ---        100.0              38           85       (55.3)
  Mortgage servicing fees                        34           38        (10.5)             65           72        (9.7)
  Other                                         147          127         15.8             283          250        13.2
----------------------------------------------------------------------------------------------------------------------------
    Total other operating income             $  988       $  929          6.4%         $1,708       $1,886        (9.4)%
============================================================================================================================

Other Operating Expense:
  Salaries and Benefits                      $1,346       $1,273          5.7%         $2,760       $2,617         5.5%
  Occupancy - net                               331          366         (9.6)            690          753        (8.4)
  Professional fees                             209          236        (11.4)            412          444        (7.2)
  FDIC insurance premiums                       177          163          8.6             353          337         4.7
  Data processing                               142          183        (22.4)            282          373       (24.4)
  Furniture and equipment                        63           87        (27.6)            139          173       (20.0)
  Other insurance premiums                       55           73        (24.7)            112          153       (26.8)
  Other real estate owned - net                  44           66        (33.3)            109          217       (49.8)
  Other                                         362          339          6.8             706          639        10.5
----------------------------------------------------------------------------------------------------------------------------
Total other operating expense                $2,729       $2,786         (2.0)%        $5,563       $5,706        (2.5)%
============================================================================================================================

N/M = not measurable or not meaningful


For the first six months of 1995, total other operating income declined 9.4% to $1,708,000 from $1,886,000 in 1994, primarily due to a net loss of $233,000 realized on the sale of securities in the available for sale portfolio. The security losses were incurred in connection with the repositioning of the available for sale portfolio in higher yielding government agency securities. Excluding these losses, total other operating income would have increased 2.9% in 1995 over the comparable 1994 period. For the second quarter of 1995, total other operating income increased 6.4% to $988,000 from $929,000 for the same period in 1994. Contributing factors are discussed below.

Trust fees increased 10.5% to $465,000 in the second quarter of 1995 and 7.0% to $869,000 for the first six months of 1995 over the comparable 1994 periods. This increase can primarily be attributed to new wealth management and investment services offered in 1995 and an increase in estate fees.

Service charges on deposit accounts have increased 3.3% to $686,000 for the first six months of 1995 as compared to 1994, primarily due to an increase in the Company's fee schedule that occurred in the second quarter of 1994.

The other income category increased 15.8% to $147,000 and 13.2% to $283,000 for the three and six month periods of 1995, respectively, over the comparable 1994 periods. Contributing to this improvement was an increase in fees related to letter of credit services and wire transfer services.

Negatively impacting the first six months of 1995 was a decline in gains related to the sale of residential mortgage loans and a decline in mortgage servicing fees. In the first six months of 1994, the Company sold $7.3 million in residential mortgage loans, realizing a net gain of $85,000 primarily related to origination fees that had been collected and deferred in accordance with Financial Accounting Standards No. 91. In contrast, during the first six months of 1995, the Company sold $9.0 million in residential mortgage loans, realizing a net gain of $38,000, a decline of 55.3% from 1994. The Company engages in the origination of residential mortgage loans and the sale of such loans based upon liquidity needs and to manage interest rate risk. Additionally, the average balance of residential mortgage loans serviced for investors declined 11.4% to $42.2 million in 1995 as compared to $47.6 million in 1994, resulting in a decrease of 9.7% in mortgage servicing income for the first six months of 1995 as compared to the same period of 1994.

For the six months ended June 30, 1995, total other operating expense decreased $143,000, or 2.5% to $5,563,000 from $5,706,000 in 1994. Total other operating expense during the second quarter of 1995 decreased $57,000 or 2.0% from $2,786,000 in 1994 to $2,729,000 in 1995. Contributing factors are discussed below.

Other real estate owned expense declined 33.3% to $44,000 in the second quarter of 1995 and 49.8% for the six months ended June 30, 1995, as compared to the respective 1994 periods, due to a significant reduction in the levels of foreclosed properties.

Furniture and equipment expense decreased 27.6% during the second quarter of 1995 and 20.0% for the six month period as a result of assets becoming fully
depreciated, with minimal purchases of new furniture or equipment.   Occupancy
expense also declined in 1995 to $331,000 and $690,000 for the three and six month periods, respectively, primarily due to the consolidation of previously leased office space.

Insurance expense declined 24.7% to $55,000 in the second quarter of 1995 and 26.8% for the six month period in 1995 due to lower premium costs for the Company's insurance coverage.

Data processing expense declined in the three and six month periods of 1995 to $142,000 and $282,000, respectively. This reduction is due primarily, to the purchase of a new bank-wide hardware and software system during the fourth quarter of 1994, substantially reducing maintenance and equipment costs.

Professional fees declined 11.4% to $209,000 and 7.2% to $412,000 for the three and six month 1995 periods, respectively, as compared to the same periods in 1994. This decline was primarily attributable to lower collection costs and consultant services during the 1995 period.

Offsetting these decreases, was an increase in salaries and benefits of 5.7% in the second quarter and 5.5% for the first six months of 1995 primarily as a result of a new bonus and incentive program implemented during 1995, along with an increase in the Company's matching contribution to the employee 401(k) Plan.

In addition, the other expense category increased 6.8% in the second quarter and 10.5% for the six month period in 1995, primarily as a result of an increase in advertising costs associated with the promotion of new Trust department services. Also impacting the respective periods was an increase in forms and supplies related to the installation of the new hardware and software system.

INCOME TAXES

The Company pays minimum income taxes as a result of utilizing its net operating loss carryforwards. During the six months ended June 30, 1995 and 1994, the Company recorded a deferred tax benefit of $618,000 and $334,000, respectively. See Note 3 to the accompanying unaudited consolidated financial statements for further discussion.

FINANCIAL POSITION

Total assets at June 30, 1995 aggregated $287,108,000 compared with $283,504,000 at December 31, 1994. Total loans were $178,983,000 at June 30,
1995, versus $186,648,000 at December 31, 1994. The decline in loans is primarily attributable to the payoff of three large loans and the sale of residential mortgage loans in excess of residential mortgage originations. Noninterest-bearing deposits decreased, totaling $69,225,000 at June 30, 1995, compared with $72,972,000 at December 31, 1994. Interest-bearing deposits totaled $169,423,000 at June 30, 1995 versus $180,986,000 at December 31, 1994.
The balance of short-term borrowings was $24,376,000 at June 30, 1995 and $10,484,000 at December 31, 1994. Secured borrowings and securities sold under repurchase agreements are included in short-term borrowings.

Beginning December 31, 1992, banks and bank holding companies were required to have a minimum risk-based capital ratio of 8.00%. The Company's total capital as a percentage of risk-weighted assets was 12.93% at June 30, 1995, as compared to 10.45% at December 31, 1994.

An additional capital requirement is a minimum leverage ratio of Tier 1 capital to total quarterly average assets (leverage ratio), which is intended to supplement the risk-based capital guidelines. As discussed in Note 2 to the accompanying unaudited consolidated financial statements, banks and bank holding companies are expected to meet a minimum Tier 1 leverage ratio of 3.00%. The Company's leverage ratio at June 30, 1995 was 7.54%, exceeding the minimum requirements.

The Company's capital resources are discussed further in Note 2 and Note 6 to the June 30, 1995 unaudited consolidated financial statements and in the Capital Resources section included elsewhere herein.


LIQUIDITY

Liquidity management involves the ability to meet the cash flow requirements of depositors who want to withdraw funds or borrowers who need assurance that sufficient funds will be available to meet their credit needs. The objective of asset liquidity management is to determine and maintain an appropriate level of liquid interest-earning assets. Aside from cash on hand and due from banks, the Company's more liquid assets are Federal funds sold and securities available for sale. On a daily basis, the Company lends its excess funds to other commercial institutions in need of Federal funds. Such cash and cash equivalents totaled $27,969,000 or 9.7% of total assets at June 30, 1995, as compared with $17,924,000 or 6.3% of total assets at December 31, 1994. Securities available for sale were $24,150,000 at June 30, 1995 compared with $27,276,000 at December 31, 1994.

Demand deposits, regular savings, money market accounts and NOW deposits from consumer and commercial customers are a relatively stable, low cost source of funds which comprise a substantial portion of funding of the Company's interest-earning assets. Other sources of asset liquidity include loan and mortgage-backed security principal and interest payments, maturing securities and loans, and earnings on investments.

In addition, the Bank has two unsecured lines of credit with correspondent banks totaling $5,000,000. There were no borrowings under these lines at June 30, 1995.

During the second quarter of 1995, the Bank became a member of the Federal Home Loan Bank of Boston ("FHLBB"). Services offered by the FHLBB include an unsecured credit line, up to a maximum of 2% of the Bank's assets. At June 30, 1995 this available line amounted to $5.7 million. The FHLBB also offers collateralized fixed and variable rate borrowings, cash management services, investment services, as well as lower cost advances for affordable housing or community investment programs. The Bank did not have any borrowings with the FHLBB as of June 30, 1995.

Additional sources of liquidity are available to the Company through the Federal Reserve Bank's discount window and the sale of certain investment securities to securities firms and correspondent banks under repurchase agreements. Such agreements are generally short-term. The discount window, if needed, would allow the Company to cover any short-term liquidity needs without reducing earning assets.

Management believes the above sources of liquidity are adequate to meet the Company's funding needs in 1995 and the foreseeable future. Bancorp has minimal operations and therefore neither generates nor uses a significant amount of funds.

The following table provides a summary of outstanding loan and lines of credit commitments and standby letters of credit at June 30, 1995.

                                                        ($ in thousands)
 Loan commitments:
   Residential mortgage                                     $  3,427
   Residential construction                                      790
--------------------------------------------------------------------------------
   Total                                                       4,217
--------------------------------------------------------------------------------

 Lines of Credit commitments:
   Commercial                                                  9,675
   Home equity                                                16,417
   Personal                                                    2,382
--------------------------------------------------------------------------------
   Total                                                      28,474
--------------------------------------------------------------------------------

 Commercial letters of credit                                     12
 Standby letters of credit                                     2,443
--------------------------------------------------------------------------------
   Total                                                       2,455
--------------------------------------------------------------------------------

 Total commitments and letters of credit                    $ 35,146
================================================================================


ASSET/LIABILITY MANAGEMENT

The Company's asset/liability management program focuses on maximizing net interest income while minimizing balance sheet risk by maintaining what management considers to be an appropriate balance between the volume of assets and liabilities maturing or subject to repricing within the same interval. Asset/liability management also focuses on maintaining adequate liquidity and capital. Interest rate sensitivity has a major impact on the Company's earnings. Proper asset/liability management involves the matching of short-term interest sensitive assets and liabilities to reduce interest rate risk. Interest rate sensitivity is measured by comparing the dollar difference between the amount of assets repricing within a specified time period and the amount of liabilities repricing within the same time period. This dollar difference is referred to as the rate sensitivity or maturity "GAP".

Management's goal is to maintain a cumulative one year GAP of under 10% of total assets. At June 30, 1995 the cumulative one year GAP as a percentage of total assets was 4.76%. The Company concentrates on originating adjustable rate loans to hold in its loan portfolio in order to reduce interest rate risk. Deregulation of deposit instruments has allowed the Company to generate deposit liabilities whose repricing more closely matches that of its loans.

The following table provides detail reflecting the approximate repricing intervals for rate-sensitive assets and liabilities at June 30, 1995:


                                                                 Maturity/Repricing Intervals
--------------------------------------------------------------------------------------------------------------
                                                             Over
                                                            3 Mos
                                           3 Months       through         1 - 5        Over 5
                                            or Less        1 Year         Years         Years        Total
--------------------------------------------------------------------------------------------------------------
                                                                ($ in thousands)
Rate-Sensitive Assets:
  Loans(1)                                 $ 83,345      $ 47,317       $24,217       $20,650     $175,529
  Investment securities (2)                  24,664         1,325        34,308         8,869       69,166
  Federal funds sold and other                8,154           ---           ---           ---        8,154
--------------------------------------------------------------------------------------------------------------
Total rate-sensitive assets                 116,163        48,642        58,525        29,519      252,849
--------------------------------------------------------------------------------------------------------------

Rate-Sensitive Liabilities:
  NOW & Money market deposits                70,922           ---           ---           ---       70,922
  Certificates of deposit and other          11,612        24,106        15,330           ---       51,048
  Savings deposits                           47,453           ---           ---           ---       47,453
  Short-term borrowings                      24,376           ---           ---           ---       24,376
--------------------------------------------------------------------------------------------------------------
Total rate-sensitive liabilities            154,363        24,106        15,330           ---      193,799
--------------------------------------------------------------------------------------------------------------

GAP                                        $(38,200)     $ 24,536       $43,195       $29,519     $ 59,050
==============================================================================================================

Cumulative GAP                             $(38,200)     $(13,664)      $29,531       $59,050
==============================================================================================================

Cumulative percentage of
  rate-sensitive assets to
  rate-sensitive liabilities                     75%           92%          115%          130%
==============================================================================================================

(1)  Excludes nonaccrual loans of $3,454,000.
(2) Securities available for sale are included in the "3 Month or Less" category.


The time periods indicated in the table represent the shorter of the remaining time before the asset or liability matures or can be repriced. The principal amount of each asset and liability is included in the period in which it matures or reprices.

Nonaccrual loans have been excluded from the rate-sensitive assets. Regular savings accounts, money market accounts and NOW deposits have been included in the "3 Months or Less" category. However, these deposits have historically remained stable and are an integral part of the Company's funding and asset/liability management strategy.

Noninterest-bearing demand deposits of $69,225,000 have been excluded from the table. These deposits, which also have historically been stable, are used to fund net interest rate sensitive assets beyond three months.

One measure of interest rate sensitivity is the excess or deficiency of assets that mature or reprice in one year or less. As shown in the preceding table, rate-sensitive assets that mature or reprice in one year total $164,805,000 and rate-sensitive liabilities that mature or reprice in one year total $178,469,000. The resulting negative one year rate-sensitive GAP is $13,664,000. During periods of rising interest rates, a negative GAP position can be a disadvantage if more rate-sensitive liabilities than rate-sensitive assets reprice at higher rates, creating an adverse impact on net interest income. This impact may be mitigated somewhat if the level of nonaccrual loans and other real estate owned declines, resulting in an increase in rate-sensitive assets. During a falling rate environment, a negative rate GAP can be an advantage. However, the impact of rising and falling interest rates on net interest income may not directly correlate to the Company's GAP position since interest rate changes and the timing of such changes can be impacted by management's actions as well as by competitive and market factors. As interest rates change, rates earned on assets do not necessarily move in parallel with rates paid on liabilities.


CAPITAL RESOURCES

Stockholders' equity increased to $21,366,000 at June 30, 1995 from $16,398,000 at December 31, 1994, primarily due to earnings of $3,242,000 and the exercise of 1,972,000 warrants by preferred stockholders, which resulted in additional capital of $1,479,000. Additionally, a $417,000 net change in the unrealized appreciation of the securities available for sale portfolio at June 30, 1995 positively impacted stockholders' equity as compared to December 31, 1994. Stockholder's equity is further reduced by the payment of dividends, which the Company resumed in 1995.

At June 30, 1995, the Company's Tier 1 capital to average assets ratio (leverage ratio) was 7.54% and its total capital to risk-weighted asset ratio was 12.93%, exceeding minimum requirements.

PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         Not applicable.


Item 2.  CHANGES IN SECURITIES

         Not applicable.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of the Shareholders of Westport Bancorp, Inc. was held on May 25, 1995. The following matters were submitted to a vote:

         (i)    Appointment of Auditors:

                The appointment of Arthur Andersen LLP as the independent auditors for fiscal year ending 1995 was ratified. Of 7,685,952 votes entitled to be cast, 7,331,356 were cast - 7,276,190 for, 33,720 against, 21,446 abstained.

        (ii)    Election of Directors:

                The nominees for director set forth in the proxy statement received the following votes out of 7,685,952 entitled to be cast.


                Name                                       For                             Withheld
                ----                                       ---                             --------
                George H. Damman                           7,297,320                        34,036
                Michael H. Flynn                           7,297,149                        34,207
                William L. Gault                           7,297,310                        34,046
                Kurt B. Hersher                            7,297,320                        34,036
                William E. Mitchell                        7,292,410                        38,946
                David A. Rosow                             7,297,149                        34,207
                William D. Rueckert                        7,297,149                        34,207
                Jay Sherwood                               7,298,093                        33,263

       (iii)    Adoption of a new incentive stock option plan

                The adoption of a new incentive stock option plan was ratified. Of 7,685,952 votes entitled to be cast, 6,469,631 were cast - 6,245,314 for, 196,868 against, 27,449 abstained.


Item 5.  OTHER INFORMATION

         Not applicable.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (i) The exhibits that are filed with this Form 10-Q, or that are incorporated by reference, are set forth in the following exhibit index.

        (ii) No reports on Form 8-K were filed during the quarter ended June 30, 1995.

EXHIBIT INDEX

 Exhibit No.                Description                                        Reference
-------------------------------------------------------------------------------------------------------------
 3(a)                       Restated Certificate                               Exhibit 3(a) to
                              of Incorporation                                   Annual Report
                              filed May 16, 1990                                 on Form 10-K
                                                                                 for the year ended
                                                                                 December 31, 1991

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

 4(a)                       Specimen Common Stock                              Exhibit 4 to
                              Certificate                                        Registration
                                                                                 Statement
                                                                                 No. 2-93773

 4(b)                       Specimen Series A                                  Exhibit 4(b) to
                              Convertible                                        Annual Report
                              Preferred Stock                                    on Form 10-K
                              Certificate                                        for the year ended
                                                                                 December 31, 1991

 4(c)                       Specimen Warrant                                   Exhibit 4(c) to
                              Certificate                                        Annual Report
                                                                                 on Form 10-K
                                                                                 for the year ended
                                                                                 December 31, 1991

 10(a)                      Weston Lease dated                                 Exhibit 10(c) to
                              June 5, 1979                                       Registration
                                                                                 Statement
                                                                                 No. 2-93773

EXHIBIT INDEX

 Exhibit No.                Description                                        Reference
-------------------------------------------------------------------------------------------------------------
 10(b)                      Weston lease dated                                 Exhibit 10(e) to
                              August 23, 1979                                    Annual Report
                                                                                 on Form 10-K
                                                                                 for the year ended
                                                                                 December 31, 1989

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

EXHIBIT INDEX

 Exhibit No.                Description                                           Reference
-------------------------------------------------------------------------------------------------------------
 10(g)(2)                   Agreements of Waiver of                               Exhibit 10(i)(2) to
                              certain provisions of                                 Annual Report
                              agreements with                                       on Form 10-K
                              executives identified                                 for the year ended
                              as Exhibit 10(g)(1)                                   December 31, 1992
                              above:
                              Employment & Option
                              Agreements for:
                              A) Michael H. Flynn
                              B) Richard T. Cummings, Jr.
                              Executive Agreement for:
                              A) Arnold Levine

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

 10(g)(4)                   Employment Agreement with                             Exhibit 10(i)(4) to
                                  Richard L. Card                                   Annual Report
                                                                                    on Form 10-K
                                                                                    for the year ended
                                                                                    December 31, 1993

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

 10(g)(6)                   Employment Agreement with                             Exhibit 10(g)(6) to
                              William B. Laudano, Jr.                               Annual Report
                                                                                    on form 10-K
                                                                                    for the year ended
                                                                                    December 31, 1994

 10(h)                      Supplemental Executive                                Exhibit 10(j) to
                              Retirement Plan dated                                 Annual Report
                              July, 1987                                            on Form 10-K
                                                                                    for the year ended
                                                                                    December 31, 1992

EXHIBIT INDEX

 Exhibit No.                Description                                           Reference
-------------------------------------------------------------------------------------------------------------
 10(i)                      Directors Retirement                                  Exhibit 10(m) to
                              Plan                                                  Annual Report
                                                                                    on Form 10-K
                                                                                    for the year ended
                                                                                    December 31, 1992

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


                                           WESTPORT BANCORP, INC.





DATE  August 10, 1995                      BY  /s/Michael H. Flynn
      ---------------                        ---------------------------------
                                               Michael H. Flynn
                                               President
                                               Chief Executive Officer




DATE  August 10, 1995                      BY  /s/William B. Laudano, Jr.
      ---------------                        ---------------------------------
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