Form 10-Q
period 1995-09-30
WESTPORT BANCORP INC
filed 1995-11-14
CIK 735961

==============================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                                    0-12936
                            Commission file number

                             WESTPORT BANCORP, INC.
            (Exact name of registrant as specified in its charter)


         DELAWARE                                        06-1094350


(State or other jurisdiction                           (I.R.S. Employer
   of incorporation)                                 Identification No.)

                               87 Post Road East
                          Westport, Connecticut 06880

              (Address of principal executive office and zip code)

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

Number of shares outstanding of Westport Bancorp, Inc.'s $.01 par value common stock as of October 31, 1995 is 5,381,475 shares.

==============================================

                          WESTPORT BANCORP, INC.


                             TABLE OF CONTENTS

                                                                                  Page
                                                                                 Number

PART I -- FINANCIAL INFORMATION
  Item 1 -- Financial Statements
      Consolidated Statements of Condition -- September 30, 1995
(unaudited)
        and December 31, 1994                                                       3
      Consolidated Statements of Income -- Three Months and Nine
Months
        Ended September 30, 1995 and 1994 (unaudited)                               4
      Consolidated Statement of Changes in Stockholders' Equity --
Nine                                                                                5
        Months Ended September 30, 1995 and 1994 (unaudited)

      Consolidated Statements of Cash Flows -- Nine Months Ended
        September 30, 1995 and 1994 (unaudited)                                     6
      Notes to Consolidated Financial Statements (unaudited)                        7
  Item 2 -- Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                          11
PART II -- OTHER INFORMATION


  Item 1 -- Legal Proceedings             31


  Item 2 -- Changes in Securities         31


  Item 3 -- Defaults Upon Senior          31
Securities


  Item 4 -- Submission of Matters to a    31
Vote of Security Holders


  Item 5 -- Other Information             31


  Item 6 -- Exhibits and Reports on Form  31
8-K

  Signatures                                                                       36
  Exhibit 11 Statement Regarding Computation of Per Share Earnings                 37

PART I, ITEM 1 -- FINANCIAL INFORMATION.



                            WESTPORT BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CONDITION
                      ($ in thousands, except share data)

                                                                                September 30,           December 31,
                                                                                         1995                   1994
                                                                                  (unaudited)
                 ASSETS:
                 Cash and due from banks                                             $ 14,135               $ 17,924
                 Federal funds sold                                                     9,000                    ---
                     Cash and cash equivalents                                         23,135                 17,924
                 Securities available for sale, at market value                        42,062                 27,276
                 Securities held to maturity (market value: September 30,
                 1995, $42,526; December 31, 1994, $39,678)                            43,381                 43,206
                     Total securities                                                  85,443                 70,482
                 Loans                                                                178,051                186,648
                 Allowance for loan losses                                             (3,277)                (3,341)
                     Loans - net                                                      174,774                183,307
                 Premises and equipment - net                                           5,085                  5,137
                 Accrued interest receivable                                            2,012                  1,758
                 Other real estate owned - net                                            ---                    352
                 Other assets                                                           6,144                  4,544
                 TOTAL ASSETS                                                        $296,593               $283,504
                 LIABILITIES AND STOCKHOLDERS' EQUITY:
                 Liabilities:
                 Noninterest-bearing deposits                                        $ 71,828               $ 72,972
                 Interest-bearing deposits                                            186,944                180,986
                    Total deposits                                                    258,772                253,958
                 Short-term borrowings                                                 10,735                 10,484
                 Other liabilities                                                      3,854                  2,664
                     Total liabilities                                                273,361                267,106
                 Stockholders' equity:
                   Preferred stock - $.01 par value; authorized 2,000,000
                     shares; outstanding 42,350 shares at September 30,
                 1995, 43,950 shares at December 31, 1994                                   1                      1
                   Common stock - $.01 par value; authorized 20,500,000
                     shares; outstanding, 5,380,367 shares at September
                 30, 1995, 3,211,752 shares at December 31, 1994                           54                     32
                   Additional paid in capital                                          22,965                 21,459
                   Retained earnings (deficit)                                            302                 (4,680)
                   Net unrealized depreciation on securities available                    (90)                  (414)
                 for sale
                     Total stockholders' equity                                        23,232                 16,398
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $296,593               $283,504

             SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            WESTPORT BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    ($ in thousands, except per share data)
                                  (unaudited)

                                                               Three Months Ended           Nine Months Ended
                                                               September 30,                   September 30,
                                                             1995            1994            1995            1994
             INTEREST INCOME:
             Loans                                        $ 3,977        $  3,686         $12,152         $ 9,921
             Securities                                     1,132             904           3,079           2,548
             Federal funds sold and other                      48              16             120             115
                  Total interest income                     5,157           4,606          15,351          12,584
             INTEREST EXPENSE:
             Deposits                                       1,349           1,084           3,597           3,407
             Short-term borrowings                            129              75             786             131
                  Total interest expense                    1,478           1,159           4,383           3,538
             Net interest income                            3,679           3,447          10,968           9,046
             Provision for loan losses                        375             450           1,125           1,350
                  Net interest income after
                    provision for loan losses               3,304           2,997           9,843           7,696
             OTHER OPERATING INCOME:
             Trust fees                                       486             439           1,355           1,251
             Service charges on deposit accounts              324             378           1,010           1,042
             Realized security gains (losses) - net             4             ---            (229)              3
             Loan sale gains - net                              7              24              45             109
             Mortgage service fees                             36              41             101             113
             Other                                            134             133             417             383
                  Total other operating income                991           1,015           2,699           2,901
             OTHER OPERATING EXPENSE:
             Salaries and benefits                          1,411           1,295           4,171           3,912
             Occupancy - net                                  366             397           1,057           1,150
             Professional fees                                211             190             623             634
             FDIC insurance premiums                           17             180             370             517
             Data processing                                  141             186             423             559
             Furniture and equipment                           73              85             211             258
             Other insurance premiums                          54              69             166             222
             Other real estate owned - net                     62              53             171             270
             Other                                            420             351           1,126             990
                  Total other operating expense             2,755           2,806           8,318           8,512
             Income before income taxes                     1,540           1,206           4,224           2,085
             Income tax benefit                              (585)           (752)         (1,143)         (1,064)
             NET INCOME                                   $ 2,125        $  1,958         $ 5,367         $ 3,149

             NET INCOME PER COMMON SHARE                 $   0.20       $    0.19         $  0.52         $  0.31
             Weighted average number of common
                shares and common equivalent
                shares outstanding                     10,474,022      10,246,864      10,295,922      10,177,196

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            WESTPORT BANCORP, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               ($ in thousands)
                                  (unaudited)


                                                                                                                Net
                                                                                                            Unrealized
                                   PREFERRED STOCK           COMMON STOCK      Additional     Retained     Depreciation
                                Number of                Number of               Paid in       Earnings    on Securities
                                 Shares       Amount      Shares      Amount     Capital      (Deficit) Available for Sale Total
Balance January 1, 1994           44,950     $     1   3,081,365     $   31     $21,415      $ (9,042)        $   ---    $12,405
Net income                           ---         ---         ---        ---         ---         3,149           ---        3,149
Issuance of Common Stock -
  Warrants exercised                 ---         ---      12,500        ---          10           ---           ---           10
  Employee Options exercised         ---         ---      17,500        ---          35           ---           ---           35
  Exercise of 1992 Rights            ---         ---          13        ---         ---           ---           ---  ---
Offering
  Dividend Reinvestment and
    Stock Purchase Plan              ---         ---         374        ---           1           ---           ---            1
  Stock Conversion                (1,000)        ---     100,000          1          (1)          ---           ---          ---
Net change in unrealized
depreciation on securities
  available for sale                 ---         ---         ---        ---         ---           ---           (243)       (243)
Balance September 30, 1994        43,950     $     1   3,211,752     $   32     $21,460      $ (5,893)       $  (243)    $15,357

Balance, January 1, 1995          43,950     $     1   3,211,752     $   32     $21,459      $ (4,680)       $  (414)    $16,398
Net income                           ---         ---         ---        ---         ---         5,367           ---        5,367
Issuance of Common Stock -
  Warrants exercised                 ---         ---   1,997,000         21       1,477           ---           ---        1,498
  Employee Options exercised         ---         ---       9,000        ---          18                         ---           18
                                                                                                  ---
  Stock Conversion                (1,600)        ---     160,000          1          (1)          ---           ---          ---
  Dividend Reinvestment and
    Stock Purchase Plan              ---         ---       2,615        ---          12           ---           ---           12
Dividends Paid -
  Preferred Stock                    ---         ---         ---        ---         ---          (170)          ---         (170)
  Common Stock                       ---         ---         ---        ---         ---          (215)          ---         (215)
Net change in unrealized
depreciation on securities
  available for sale                 ---         ---         ---        ---         ---           ---           324      324
Balance, September 30, 1995       42,350     $     1   5,380,367     $   54     $22,965      $    302         $  (90)    $23,232


 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            WESTPORT BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($ in thousands)
                                  (unaudited)

                                                                                         Nine Months Ended
                                                                                          September 30,
                                                                                    1995                 1994
               OPERATING ACTIVITIES:
               Net income                                                      $   5,367            $   3,149
               Adjustments to reconcile net income to
                 net cash provided by operating activities:
                   Provision for loan losses                                       1,125                1,350
                   Recognition of deferred tax asset                              (1,218)              (1,100)
                   Depreciation, amortization and accretion                          626                  788
                   Losses on other real estate owned - net                           162                  172
                   Loan sale gains - net                                             (45)                (109)
                   Realized security (gains) losses - net                            229                   (3)
                   Decrease (increase) in accrued interest                          (254)                 788
               receivable
                   Increase in other assets                                         (382)                (417)
                   Increase (decrease) in other liabilities                        1,190                  (38)
                   Net cash provided by operating activities                       6,800                4,580
               INVESTING ACTIVITIES:
               Proceeds from maturities or calls of securities -
                   Available for sale                                                ---               37,890
                   Held to maturity                                                1,000               12,507
               Proceeds from sales of securities -
                   Available for sale                                             28,859                4,253
               Principal collected on securities                                   4,100                  856
               Purchases of securities -
                   Available for sale                                            (43,904)             (21,404)
                   Held to maturity                                               (4,999)             (14,454)
               Increase in loans - net                                            (6,390)             (30,672)
               Loans repurchased by the FDIC                                       1,988                1,432
               Proceeds from sales of loans                                       12,763               12,691
               Purchase of loans                                                    (997)                (817)
               Proceeds from sales of other real estate owned                        279                1,363
               Additions to other real estate owned                                  ---                 (111)
               Purchases of premises and equipment                                  (496)                (331)
                   Net cash (used in) provided by investing                       (7,797)               3,203
               activities
               FINANCING ACTIVITIES:
               Increase (decrease) in noninterest-bearing deposits                (1,144)               6,007
               - net
               Increase (decrease) in interest-bearing deposits -                  5,958              (18,517)
               net
               Increase in short-term borrowings - net                               251               13,266
               Proceeds from issuance of Common Stock - net                        1,528                   45
               Dividends                                                            (385)                 ---
                   Net cash used in financing activities                           6,208                  801
               Increase in cash and cash equivalents                               5,211                8,584
               Cash and cash equivalents at beginning of year                     17,924               13,799
                   Cash and cash equivalents at end of period                  $  23,135             $ 22,383

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

The following summarizes the minimum capital requirements and the Company's capital position (there are no significant differences between the Bank's and the Company's capital ratios) at September 30, 1995.


                                                        Company's                            Minimum Capital
Capital Ratio                                          Capital Position                       Requirements
Total Capital to Risk-Weighted Assets                      13.91 %                              8.0 %
Tier 1 Capital to Risk-Weighted Assets                     12.65                                4.0
Tier 1 Capital to Average Assets (Leverage                  8.11                                3.0 (1)
Ratio)


(1) An additional 1% to 2% is required for all but the most highly rated institutions.


The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") of 1991 establishes five classifications for banks on the basis of their capital levels; well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At September 30, 1995, the Company was "well capitalized" under FDICIA, based upon the above capital ratios. Management believes, in the current economic and operating environment and due to the significant improvement in the Company's core earnings, it will continue to maintain its capital level at the well capitalized classification. However, deterioration of economic conditions and real estate values could adversely affect future results, leading to increased levels of loan charge-offs, provision for loan losses and nonaccrual loans, effecting the ability of the Company to maintain the well capitalized classification, and resulting in reductions in income and total capital.


NOTE 3 - INCOME TAXES

The 1995 nine month provision for income taxes is comprised of a $61,500 current federal provision, a $13,500 current state provision and the $1,218,000 reversal of the previously established deferred tax valuation allowance. The 1994 nine month provision for income taxes is comprised of a $24,000 federal provision, a $12,000 state provision and a $1,100,000 reversal of a portion of the previously established deferred tax allowance.

As a result of the Company's net operating losses in prior years, the Company had net operating loss carryforwards ("NOL's") of approximately $7.9 million at September 30, 1995 for federal and state tax return purposes, which is available to offset future tax return income. At
September 30, 1995 and 1994, the Company had recorded, for financial statement purposes, net deferred tax assets (included in Other Assets) of $2,868,000 and $1,450,000, respectively, for anticipated future utilization of its net operating loss carryforwards ("NOL's") as an offset against future taxable income. With the exception of the portion of its NOL expected to be utilized as an offset to the Company's financial statement income for the fourth quarter of 1995, at September 30, 1995, the Company has recognized substantially all of the financial statement benefit of its deferred tax assets.

The FDIC and the FRBNY limit the amount of net deferred tax assets that can be included in capital for regulatory purposes to the lesser of the tax effect of the estimated subsequent twelve months pretax earnings or 10% of stockholders' equity. On September 30, 1995, the recorded net deferred tax asset, reflected in the accompanying statement of condition, included $536,000 which is "ineligible" for regulatory capital purposes. At September 30, 1994, no portion of the $1,450,000 deferred tax asset was disqualified from capital for regulatory purposes.

For the nine month periods ended September 30, 1995 and September 30, 1994, the Company made cash payments for income taxes of approximately $78,250 and $36,880, respectively.


NOTE 4 - EARNINGS PER SHARE

Earnings per share were computed by dividing earnings (adjusted earnings for the 1994 periods) by the weighted average number of common shares and common share equivalents outstanding. For the quarter ended September 30, 1995 and 1994, the computation includes 5,373,006 and 3,197,404 weighted average shares outstanding and 866,016 and 2,654,460 weighted average common equivalent shares, respectively, computed under the treasury stock method. Common equivalent shares include 332,565 and 2,322,500 warrants for the quarters ended September 30, 1995 and 1994, respectively. The earnings per share computations also include 4,235,000 and 4,395,000 weighted average common shares for the three months ended September 30, 1995 and 1994, respectively, issuable upon the assumed conversion of preferred stock. Adjusted earnings consist of net income and the interest effect of the assumed reduction in short-term borrowings in 1994, computed under the treasury stock method.

For the nine months ended September 30, 1995 and 1994, the computation includes 4,469,681 and 3,127,736 weighted average common shares outstanding and 1,522,669 and 2,654,460 weighted average common equivalent shares, respectively, computed under the treasury stock method. The earnings per share computations also include 4,303,571 and 4,395,000 weighted average common shares in 1995 and 1994, respectively, issuable upon the adjusted conversion of preferred stock. There was no difference between primary and fully diluted earnings per share for 1995 and 1994.


NOTE 5 - NEW ACCOUNTING STANDARDS

On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan", and Statement of Financial Accounting Standards No. 118 ("SFAS 118"), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS 114 and 118 address the accounting by creditors for impairment of certain loans and the recognition of interest income on these loans and requires that impairment of these loans be measured based on the present value of the related expected future cash flows discounted at the loan's effective interest rate or the fair value of the related collateral. A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The adoption of SFAS 114 and 118 on January 1, 1995 did not materially affect the Company's financial statements or the amount of the allowance for loan losses.

Interest  payments received on accruing  impaired  loans  are  recorded  as
interest income.   Interest  payments  on  nonaccruing  impaired  loans are
recorded as reductions of loan principal.

At September 30, 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS 114 and 118 totaled $5,569,000, of which $3,397,000 were nonaccrual loans. The Company has elected to classify all restructured loans, including those restructured prior to January 1, 1995, in accordance with SFAS 114 and 118. At September 30, 1995, the valuation allowance related to all impaired loans, totaled $1,470,000 and is included in the allowance for loan losses on the statement of condition. For the three months ended September 30, 1995, the average recorded investment in impaired loans was approximately $5,976,000. Total interest in the amount of $42,000 was recognized on accruing impaired loans during the quarter.

The following table sets forth the activity in the allowance for loan losses for nine months ended September 30, 1995 and 1994.

                                                                           1995                          1994
                                                                                    ($ in thousands)
Balance, January 1,                                                      $3,341                        $3,024
Loans charged-off                                                         1,453                         1,638
Recoveries on amounts previously charged-off                                175                           467
  Net loans charged-off                                                   1,278                         1,171
Provision charged to operating expenses                                   1,125                         1,350
Other                                                                        89                           ---
Balance, September 30,                                                   $3,277                        $3,203


In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 applies to financial statements for fiscal years beginning after December 15, 1995. The Company is currently in the process of evaluating the impact of this announcement on its financial statements; however, it has not yet qualified such impact.

In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122 ("SFAS 122"), "Accounting for Mortgage Servicing Rights". SFAS 122 addresses the accounting for mortgage servicing rights for purchased as well as originated mortgages by a servicer. Additionally, SFAS 122 requires the capitalization of the fair value of mortgage servicing rights and amortization of these rights in proportion to the net servicing income over the period during which servicing income is expected. SFAS 122 applies to financial statements for fiscal years beginning after December 15, 1995. The Company is currently in the process of evaluating the impact of this pronouncement on its financial statements; however, it has not yet quantified such impact.


NOTE 6 - SUBSEQUENT EVENTS

On October 19, 1995, the Company declared its third consecutive quarterly dividend of $0.025 per common share and $2.50 per preferred share to shareholders of record as of November 3, 1995, payable on November 20, 1995.



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

The Company reported net income for the first nine months of 1995 of $5,367,000, or $0.52 per common share, compared to net income of
$3,149,000, or $0.31 per common share for the comparable 1994 period, an increase of 70.4%. Contributing to the improved results in 1995 was a decline in nonperforming assets and related costs, increases in average earning assets, an improved net interest margin and the continued reduction of operating expenses. Results of operations for the first nine months of 1995 included the recognition of a net deferred tax asset of $1,218,000 and a net loss on the sale of securities totaling $229,000. Earnings from core operations (income before income taxes, excluding non-recurring gains and losses) for the nine months ended September 30, 1995 have increased by more than 123% over the same period last year. Excluding the recognition of deferred tax assets, securities losses and loan sale gains, core earnings for the nine months ended September 30, 1995 totaled $4,408,000. By contrast, at September 30, 1994, excluding a net deferred tax asset of $1,100,000, and gains on the sale of securities and loans, core earnings totaled $1,973,000.

During the third quarter of 1995, the Company reported net income of $2,125,000, or $0.20 per common share, compared to net income of $1,958,000 or $0.19 per common share for the comparable 1994 period, an increase of 8.5%. Net income for the 1995 quarter included the recognition of deferred tax assets of $600,000 and net gains on the sale of securities and loans of $11,000, as compared to the recognition in the third quarter of 1994 of a net deferred tax asset of $766,000 and $24,000 relating to loan sale gains. Additionally, net income for the third quarter of 1995 included a rebate of $112,000 from the Federal Deposit Insurance Corporation as a result of a reduction in insurance premiums.

Negatively impacting results for both the three and nine months ended September 30, 1995 was an increase in the Company's cost of funds and an increase in salaries and benefits, in part, related to the implementation of a bonus and incentive program. Further, the nine month period ending September 30, 1995 includes an increase in other operating expenses related to costs associated with the Bank's conversion to a new hardware and software system in the fourth quarter of 1994 and includes the costs of opening and operating a new branch bank facility in the third quarter of 1995.

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


NET INTEREST INCOME

Net interest income is the difference between interest earned on loans and other investments and interest paid on deposits and other sources of funds. Net interest income was $10,968,000 for the first nine months of 1995, compared with $9,046,000 in the comparable 1994 period, an increase of $1,922,000 or 21.2%. For the third quarter of 1995, net interest income increased $232,000 to $3,679,000 or 6.7% over the 1994 third quarter figure of $3,447,000. Contributing factors to the changes in interest income and expense are discussed below.

Total interest income amounted to $15,351,000 for the first nine months of 1995, compared to $12,584,000 for the same period in 1994, an increase of 22.0%. For the third quarter of 1995, total interest income increased $551,000, or 12.0% to $5,157,000 from $4,606,000 for the same period in
1994.

A key factor relating to the higher level of total interest income for 1995, compared to the prior year, was an increase in the yield on earning assets. During the first nine months of 1995, the yield on average interest-earning assets increased to 8.0% from 6.9% in 1994, resulting in an increase in interest income of $1,435,000. Additionally, average interest-earning assets increased 5.4% during the first nine months of 1995 to $256,244,000 from $243,166,000 in the comparable 1994 period. This increase in volume during the 1995 period resulted in an additional $1,332,000 of interest income. Accruing loans, as a component of earning assets, experienced the most significant increase, from $162,160,000 in 1994 to $179,020,000 in 1995, an increase of
10.4%. Positively impacting the third quarter of 1995, the yields on average interest-earning assets increased to 8.0% from 7.4%, resulting in $376,000 of additional interest income. In addition, average earning assets increased 3.3% to $255,778,000, positively impacting interest income by $175,000, while average non-accruing loans declined 30.6% from $5,428,000 in the third quarter of 1994 to $3,766,000 in the third quarter of 1995.

Total interest expense for the nine months ended September 30, 1995, was $4,383,000, an increase of 23.9% from $3,538,000 for the same period in 1994. This increase is, in part, the result of the average interest rate on deposits and other interest-bearing liabilities increasing from 1.9% during the first three quarters of 1994 to 2.3% during the first three quarters of 1995, increasing interest expense by $438,000. For the third quarter of 1995, interest expense increased $319,000 or 27.5% to $1,478,000, from $1,159,000 for the same period in 1994. During the quarter, the average interest rate on deposits and other interest-bearing liabilities increased to 2.3% in 1995 from 1.8% in the comparable 1994 period, resulting in an increase in expense of $207,000. An increase in the average balance of total interest bearing-liabilities, in both the three and nine month periods of 1995, resulted in an increase in interest expense of $112,000 and $407,000, respectively.

Total interest income for the comparable periods of 1995 and 1994 was negatively impacted by the level of nonaccrual loans, which averaged $4.1 million and $5.7 million for the first nine months of 1995 and 1994, respectively. Further improvement in net interest income is dependent, in part, upon the continued resolution of nonperforming assets.

The following table sets forth a comparison of average earning assets, nonaccrual loans, average interest-bearing liabilities and related interest income and expense during the three and nine month periods ended September 30, 1995 and 1994. Average balances are averages of daily closing balances, except for nonaccrual loans in 1994, which are averages of monthly closing balances.


                                                           Three Months Ended September 30,
                                                         1995                                        1994
                                         Average      Income/      Average           Average      Income/      Average
                                         Balance      Expense         Rate           Balance      Expense         Rate
                                                                      ($ in thousands)
          Interest-earning Assets:
            Accruing loans              $174,383      $ 3,977          9.1%         $169,445       $3,686          8.7%
            Non-accruing loans             3,766          ---          ---             5,428          ---          ---
            Total loans                  178,149        3,977          8.9           174,873        3,686          8.4
            Investment securities         74,344        1,132          6.1            71,286          904          5.1
            Federal funds sold
             and other                     3,285           48          5.7             1,537           16          4.1
          Total interest-earning
            assets                      $255,778        5,157          8.0          $247,696        4,606          7.4
          Noninterest-bearing
            demand deposits             $ 68,599                                    $ 61,830
          Interest-bearing
            liabilities:
             NOW & Money market           68,210          296          1.7            73,823          268          1.4
             Savings                      49,334          247          2.0            65,272          331          2.0
             Certificates of              60,616          792          5.2            45,901          478          4.1
          deposit
             Other                         9,754          143          5.8             7,619           82          4.3
          Total interest-bearing
             liabilities                 187,914        1,478          3.1           192,615        1,159          2.4
          Total noninterest-
             bearing deposits and
             interest-bearing
             liabilities                $256,513        1,478          2.3          $254,445        1,159          1.8
          Net interest income(1)                       $3,679                                      $3,447
          Net interest margin(2)                                       5.7%                                        5.5%

          Interest rate spread(3)                                      5.7%                                        5.6%

(1)INTEREST INCOME INCLUDES LOAN FEES OF $57,000 AND $96,000 FOR 1995 AND 1994, RESPECTIVELY.

(2)NET INTEREST MARGIN IS NET INTEREST INCOME DIVIDED BY TOTAL AVERAGE EARNING ASSETS.

(3)INTEREST RATE SPREAD IS THE DIFFERENCE BETWEEN THE YIELD ON TOTAL AVERAGE INTEREST-EARNING ASSETS AND THE COST OF TOTAL AVERAGE NONINTEREST-BEARING DEPOSITS AND INTEREST-BEARING LIABILITIES.

                                                           Nine Months Ended September 30,
                                                         1995                                        1994
                                         Average      Income/      Average           Average      Income/      Average
                                         Balance      Expense         Rate           Balance      Expense         Rate
                                                                      ($ in thousands)
          Interest-earning Assets:
            Accruing loans              $179,020      $12,152          9.1%         $162,160       $9,921          8.2%
            Non-accruing loans             4,141          ---          ---             5,665          ---          ---
            Total loans                  183,161       12,152          8.9           167,825        9,921          7.9
            Investment securities         70,385        3,079          5.8            70,889        2,548          4.8
            Federal funds sold
             and other                     2,698          120          5.9             4,452          115          3.4
          Total interest-earning
            assets                      $256,244       15,351          8.0          $243,166       12,584          6.9
          Noninterest-bearing
            demand deposits             $ 66,668                                    $ 58,709
          Interest-bearing
            liabilities:
             NOW & Money market           67,948          832          1.6            73,898          809          1.5
             Savings                      52,701          783          2.0            63,756          966          2.0
             Certificates of              52,723        1,948          4.9            48,605        1,612          4.4
          deposit
             Other                        18,669          820          5.9             5,568          151          3.6
          Total interest-bearing
             liabilities                 192,041        4,383          3.1           191,827        3,538          2.5
          Total noninterest-
             bearing deposits and
             interest-bearing
             liabilities                $258,709        4,383          2.3          $250,536        3,538          1.9
          Net interest income(1)                      $10,968                                      $9,046
          Net interest margin(2)                                       5.7%                                        5.0%

          Interest rate spread(3)                                      5.7%                                        5.0%

(1)INTEREST INCOME INCLUDES LOAN FEES OF $163,000 AND $215,000 FOR 1995 AND 1994, RESPECTIVELY.

(2)NET INTEREST MARGIN IS NET INTEREST INCOME DIVIDED BY TOTAL AVERAGE EARNING ASSETS.

(3)INTEREST RATE SPREAD IS THE DIFFERENCE BETWEEN THE YIELD ON TOTAL AVERAGE INTEREST-EARNING ASSETS AND THE COST OF TOTAL AVERAGE NONINTEREST-BEARING DEPOSITS AND INTEREST-BEARING LIABILITIES.

The following table analyzes the changes attributable to the rate and volume components of net interest income.



                                                 Three Months Ended September 30,                Nine Months Ended September 30,
                                                       1995 vs 1994                                       1995 vs 1994
                                                    Increase/(decrease)                                Increase/(decrease)
                                                   due to change in(1):                               due to change in(1):
                                            Total                                              Total
                                           Change           Rate        Volume                Change          Rate        Volume

        Income on Earning Assets:
          Loans                           $   291         $  179       $   112               $ 2,231      $  1,131       $ 1,100
          Investment securities               228            188            40                   531           549           (18)
          Federal funds sold and other         32              9            23                     5          (245)          250
        Total interest income                 551            376           175                 2,767         1,435         1,332
        Interest Expense:
          Deposits and other interest-
        bearing liabilities:
            NOW & Money market                 28             46           (18)                   23            66           (43)
            Savings                           (84)           (17)          (67)                 (183)          (18)         (165)
            Certificate of deposit            314            142           172                   336           193           143
            Other                              61             36            25                   669           197           472
         Total interest expense               319            207           112                   845           438           407
        Change in Net Interest Income     $   232         $  169       $    63               $ 1,922       $   997       $   925


(1)VARIANCES WERE COMPUTED AS FOLLOWS:
   VARIANCE DUE TO RATE = CHANGE IN RATE MULTIPLIED BY OLD VOLUME.
   VARIANCE DUE TO VOLUME = CHANGE IN VOLUME MULTIPLIED BY OLD RATE.
   VARIANCE DUE TO RATE/VOLUME PRORATED TO RATE AND VARIANCE VOLUMES ON THE BASIS OF GROSS VALUE.

NONPERFORMING ASSETS

The following table sets forth the principal portion of loans contractually past due 90 days or more, impaired loans (reflecting the adoption of SFAS 114 and 118) and other real estate owned at September 30, 1995, December 31, 1994 and September 30, 1994.

                                                                                              % Change      % Change
                                                                                              Sept. 30,     Sept. 30,
                                                                                               1995 vs       1995 vs
                                               Sept. 30,        Dec. 31,        Sept. 30,      Dec. 31,     Sept. 30,
                                                   1995            1994             1994          1994          1994
                                                             ($ in thousands)
             Loans 90 days or more past
               due, on accrual status:
               Mortgages:
                  Secured by residential
                  property                     $    105       $      78        $     352           35%           (70)%
               Commercial                            59               6              ---           N/M           100
               Home equity                          ---             102              102         (100)         (100)
               Consumer and other                     6              14               25          (57)          (76)
                                                    170             200              479          (15)          (65)
             Impaired Nonaccruing Loans:
               Mortgages:
                  Secured by residential
                  property                     $    529        $  2,659        $   1,888          (80)          (72)
                  Commercial and other            1,098           1,098            1,098           ---           ---
               Commercial                         1,770             500            1,587           254            12
               Home equity                          ---              59              308         (100)         (100)
               Consumer and other                   ---             ---               24           ---         (100)
                                                  3,397           4,316            4,905          (21)          (31)

             Impaired Accruing Loans              2,172           3,724            5,684          (42)          (62)

               Total nonperforming loans          5,739           8,240           11,068          (30)          (48)

             Other real estate owned                ---             352              400         (100)         (100)

               Total nonperforming assets      $  5,739        $  8,592         $ 11,468          (33)%         (50)%


          N/M = NOT MEASURABLE OR NOT MEANINGFUL

At September 30, 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS 114 and 118 totaled $5,569,000, of which $3,397,000 were nonaccrual loans. The Company has elected to classify all restructured loans, including those restructured prior to January 1, 1995 in accordance with SFAS 114 and 118. For the three months ended September 30, 1995, the average recorded investment in impaired loans was approximately $6.0 million. Total interest in the amount of $42,000 was recognized on accruing impaired loans during the quarter.

At September 30, 1995, impaired accruing loans included $1.8 million of loans with interest rates below market, all of which were current and in compliance with the terms and conditions of the modification agreements. At September 30, 1995, the Company had no commitments to lend additional funds to borrowers with loans that have been classified as impaired. The level of nonperforming assets has had a significant negative impact on the Company's capital and earnings over the last five years. Although management recognizes the level of nonperforming assets is still high, it is encouraged by the downward trend since 1990 and the 50% decline from September 30, 1994 to September 30, 1995.

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

Operating results since 1989 have been adversely impacted by the level of nonperforming assets caused by the deterioration of borrowers' ability to make scheduled interest and principal payments, the decline in real estate values, a severe slowdown in business activity and a high rate of unemployment. In addition to foregone revenue, the Company has had to provide a high level of provision for loan losses and has incurred significant collection costs and costs associated with the management and disposition of foreclosed properties. However, during 1994 and continuing into 1995, management has seen some positive trends; e.g., stabilization of the local economy, reduction in vacancy rates, and renewed activity in the real estate market, which have had a positive effect on earnings.

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

The following table summarizes the activity on nonaccrual loans for the periods ended September 30, 1995 and 1994.

                                                                                      % Change
                                                                                     Sept. 30,
                                                                                       1995 vs
                                                                                     Sept. 30,
                                                 1995                  1994               1994
                                                      ($ in thousands)
Balance, January 1,                           $ 4,316               $ 5,950              (27)%

Additions                                       2,089                 2,845               (27)
Reductions:
  Repayments                                    2,080                   766                172
  Charge-offs                                     405                 1,526               (73)
  Reinstate accruing                              523                 1,148               (54)
Transferred to OREO                               ---                   450              (100)

Total resolved                                  3,008                 3,890               (23)
Balance, September 30,                        $ 3,397               $ 4,905               (31)%


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

Management evaluates the adequacy of the allowance for loan losses on a regular basis by considering various factors, including past loan loss experience, delinquent and nonperforming loans and the quality and level of collateral securing these loans, inherent risks in the loan portfolio, and current economic and real estate market conditions. Management has performed a loan-by-loan risk assessment of each classified loan and of a substantial portion of the performing commercial and commercial mortgage portfolios resulting in a specific aggregate reserve based on estimated loss exposure. An additional general reserve is also allocated to each of these portfolios as well as to the residential mortgage and other loan portfolios on an overall basis, based upon the risk category and loss experience of the given portfolio. Based upon this review, management believes that, in the aggregate, the allowance of $3,277,000 at September 30, 1995 is adequate to absorb probable loan losses inherent in the loan portfolio. At September 30, 1995, the valuation allowance related to all impaired loans totaled $1,470,000 and is included in the allowance for loan losses shown on the balance sheet. The adverse real estate market in Fairfield County, the Company's past reliance upon commercial real estate lending, the level of charge-offs during the past five years and the continuing high level of nonperforming loans are factors which are considered when the adequacy of the allowance for loan losses is reviewed. There is no assurance that the Company will not be required to make increases to the allowance in the future in response to changing economic conditions or regulatory examinations.

The decrease in the allowance for loan losses from $3,341,000 at December 31, 1994 to $3,277,000 at September 30, 1995 reflects the reduction in nonperforming and nonaccruing loans and $1,453,000 of loan charge-offs during the period. The charge-offs in 1995 primarily relate to loans on which a specific reserve had been allocated at December 31, 1994, based on anticipated loss exposure.

It is the Company's policy to charge-off loans against the allowance for loan losses when losses are certain. Such decisions are based upon an analysis of the loan, a judgment as to the borrower's ability to repay and the adequacy of collateral.

The following table summarizes other selected loan and allowance for loan losses information at September 30, 1995, December 31, 1994 and September 30, 1994.


                                          Sept. 30,          December 31,             Sept. 30,
                                               1995                  1994                 1994

Allowance for loan losses                  $  3,277              $  3,341             $  3,203
Nonaccrual loans                              3,397                 4,316                4,905
Nonperforming loans (1)                       5,739                 8,240               11,068
Allowance for loan losses
  as a % of nonaccrual loans                     96%                   77%                  65%
Allowance for loan losses
  as a % of nonperforming loans                  57%                   41%                  29%
Allowance for loan losses
  as a % of loans outstanding                  1.84%                 1.79%                1.83%

(1) INCLUDES NONACCRUAL LOANS, IMPAIRED LOANS AND LOANS ACCRUING 90 DAYS OR MORE PAST DUE.


As the volume of new loans increased and nonaccrual loans declined, the overall credit quality of the total loan portfolio has improved which has positively impacted management's estimate of the allowance for loan losses.

The allowance for loan losses ratio, as a percentage of outstanding loans shown above, is impacted by the loans purchased from the FDIC in late 1992. If these loans (which must be repurchased by the FDIC if they become nonperforming by December 7, 1995) had not been included, the allowance-to-loans outstanding ratio would have been 1.89% at September 30, 1995, 1.87% at December 31, 1994 and 1.93% for September 30, 1994.

Management is aware of its responsibility for maintaining an adequate allowance for loan losses and an adequate system to identify credit risk and account for it appropriately. The various recent regulatory examinations of the Company have not identified significant problem loans not already identified by management. Management will continue to review the findings of regulatory examinations and comply with regulatory recommendations.

A deterioration of economic conditions and real estate values could adversely affect future results, leading to increased levels of loan charge-offs, provision for loan losses and nonaccrual loans and reductions in income and total capital.

The following table sets forth the activity in the allowance for loan losses for nine months ended September 30, 1995 and 1994.

                                                               1995                     1994
                                                                     ($ in thousands)
Balance, January 1,                                          $3,341                   $3,024
Loans charged-off:
  Mortgages (1):
     Secured by residential property                            227                      173
     Commercial and other                                       648                      737
  Commercial                                                    420                      558
  Home equity                                                    35                      ---
  Consumer and other                                            123                      170
     Total loans charged-off                                  1,453                    1,638
Recoveries on amounts previously
charged-off:
  Mortgages:
     Secured by residential property                              1                       18
     Commercial and other                                        51                        7
  Commercial                                                     57                      271
  Home equity                                                    16                       16
  Consumer and other                                             50                      155
     Total recoveries                                           175                      467
     Net loans charged-off                                    1,278                    1,171
Provision charged to operating expenses                       1,125                    1,350
Other (2)                                                        89                      ---
Balance, September 30,                                       $3,277                   $3,203

(1)INCLUDES WRITE-DOWNS OF LOANS TRANSFERRED TO OTHER REAL ESTATE OWNED OF $94,000 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994. NO LOANS WERE

   TRANSFERRED TO OREO DURING THE FIRST NINE MONTHS OF 1995.

(2)RECLASSIFICATION OF UNUTILIZED OREO RESERVE.

OTHER REAL ESTATE OWNED

At September 30, 1995, the Company had no other real estate owned properties ("OREO") in its possession as compared to September 30, 1994, when OREO totaled $400,000. OREO properties are carried at the lower of cost or estimated fair value. During the first nine months of 1995, the Company recorded $171,000 of additional write-downs on real estate properties and sold real estate properties with a carrying value of $270,000, which resulted in a net gain of $9,000 during the 1995 period. During the first nine months of 1994, the Company sold properties with a carrying value of $1,476,000 incurring losses of $101,000, a portion of which had been previously accrued. In addition, in the first quarter of 1994, the Company transferred a commercial office building, carried at $1.3 million, from OREO to banking premises after determining the building could be utilized for future use in operations after the expiration of existing leases. During the third quarter of 1994, the Bank acquired two residential properties through foreclosure, carried at $561,000. No properties were acquired through foreclosure or acquisition during the first nine months of 1995. Further material declines in the real estate market could cause increases in the level of OREO, further losses or write-downs.

The following table summarizes the changes in OREO for the nine months ended September 30, 1995 and 1994.


                                                              1995                      1994
                                                                   ($ in thousands)
Balance, January 1,                                        $   352                   $ 2,723
    Additions                                                  ---                       561
    Sales                                                     (270)                   (1,476)
    Write-downs                                               (171)                      ---
    Transfers to banking premises                              ---                    (1,349)
    Valuation allowance                                         89                       (59)
Balance, September 30,                                    $    ---                  $    400

OTHER OPERATING INCOME AND EXPENSE

The following table sets forth other operating income and other operating expense for the three month and nine month periods ended September 30, 1995 and 1994, and the percentage change from period to period.


                                                  Three Months Ended        % Change             Nine Months Ended         % Change
                                                     September 30,          1995 vs                September 30,            1995 vs
                                                   1995          1994          1994             1995          1994             1994
                                                   ($ in thousands)                                 ($ in thousands)
         Other Operating Income:
           Trust fees                           $   486      $    439          10.7%         $ 1,355       $ 1,251           8.3%
           Service charges on deposit               324           378        (14.3)            1,010         1,042         (3.1)
         accounts
           Realized security gains (losses) -         4           ---          100             (229)             3          N/M
         net
           Loan sale gains                            7            24       (70.8)                45           109       (58.7)
           Mortgage servicing fees                   36            41        (12.2)              101           113        (10.6)
           Other                                    134           133            .8              417           383           8.9
             Total other operating income       $   991       $ 1,015         (2.4)%         $ 2,699       $ 2,901         (7.0)%
         Other Operating Expense:
           Salaries and benefits                $ 1,411       $ 1,295           9.0%         $ 4,171       $ 3,912           6.6%
           Occupancy - net                          366           397         (7.8)            1,057         1,150         (8.1)
           Professional fees                        211           190          11.1              623           634         (1.7)
           FDIC insurance premiums                   17           180        (90.6)              370           517        (28.4)
           Data processing                          141           186        (24.2)              423           559        (24.3)
           Furniture and equipment                   73            85        (14.1)              211           258        (18.2)
           Other insurance premiums                  54            69        (21.7)              166           222        (25.2)
           Other real estate owned - net             62            53          17.0              171           270        (36.7)
           Other                                    420           351          19.7            1,126           990          13.7
         Total other operating expense          $ 2,755       $ 2,806         (1.8)%         $ 8,318       $ 8,512         (2.3)%

       N/M = NOT MEASURABLE OR NOT MEANINGFUL


For the first nine months of 1995, total other operating income declined 7.0% to $2,699,000 from $2,901,000 in 1994, primarily due to a net loss of $229,000 realized on the sale of securities in the available for sale portfolio. The security losses were incurred in connection with the repositioning of the available for sale portfolio in higher yielding government agency securities. Excluding these losses, total other operating income would have increased 0.9% in 1995 over the comparable 1994 period. For the third quarter of 1995, total other operating income decreased 2.4% to $991,000 from $1,015,000 for the same period in 1994. Contributing factors are discussed below.

Negatively impacting the first nine months of 1995 was a decline in gains related to the sale of residential mortgage loans and a decline in mortgage servicing fees. In the first nine months of 1994, the Company sold $12.6 million in residential mortgage loans at a premium, realizing a net gain of $109,000 which also included origination fees that had been collected and deferred in accordance with Financial Accounting Standards No. 91. In contrast, net gains declined 58.7% during the first nine months of 1995, as the Company sold $12.7 million in residential mortgage loans at a discount, realizing a net gain of $45,000, which includes deferred origination fees. Loan sale gains, in 1995, were impacted by changes in market rates. The Company engages in the origination of residential mortgage loans and the sale of such loans based upon liquidity needs and to manage interest rate risk. Additionally, the average balance of residential mortgage loans serviced for investors declined 8.0% to $43.8 million in 1995 as compared to $47.6 million in 1994, resulting in a decrease of 10.6% in mortgage servicing income for the first nine months of 1995 as compared to the same period of 1994.

Service charges on deposit accounts have decreased 3.1% to $1.0 million for the first nine months of 1995 as compared to 1994, in part, due to a lower volume of insufficient funds charges.

Positively impacting other income, trust fees increased 10.7% to $486,000 in the third quarter of 1995 and 8.3% to $1,355,000 for the first nine months of 1995 over the comparable 1994 periods. This increase can primarily be attributed to new wealth management and investment services offered in 1995 and an increase in estate fees.

The other income category increased 0.8% to $134,000 and 8.9% to $417,000 for the three and nine month periods of 1995, respectively, over the comparable 1994 periods. Contributing to this improvement was an increase in fees related to equity lines of credit and wire transfer services.

For the nine months ended September 30, 1995, total other operating expense decreased $194,000, or 2.3% to $8,318,000 from $8,512,000 in 1994. Total other operating expense during the third quarter of 1995 decreased $51,000 or 1.8% from $2,806,000 in 1994 to $2,755,000 in 1995. These declines were realized despite the Company's expansion by opening an additional branch facility during the third quarter. Contributing factors are discussed below.

FDIC insurance premiums declined 90.6% and 28.4%, respectively in the three and nine month periods of 1995. The decrease is, in part, attributable to a rebate of insurance premiums the Company received from the Federal Deposit Insurance Corporation during the third quarter. This action was required due to statutory limits imposed on the Bank Insurance Fund by the Federal Deposit Insurance Corporation Improvement Act of 1991. Commencing October 1, 1995, the Company's FDIC insurance premiums will decrease by approximately 80% on an annualized basis due to FDIC premium reductions. In addition, the Company's premium was reduced due to improved capital levels.

Data processing expense declined 24.2% and 24.3% in the three and nine month periods of 1995 to $141,000 and $423,000, respectively. This reduction is due primarily to the purchase of a new bank-wide hardware and software system during the fourth quarter of 1994, substantially reducing maintenance and equipment costs.

Insurance expense declined 21.7% to $54,000 in the third quarter of 1995 and 25.2% for the nine month period in 1995 due to lower premium costs for the Company's insurance coverage.

Furniture and equipment expense decreased 14.1% during the third quarter of 1995 and 18.2% for the nine month period as a result of assets becoming fully depreciated, with minimal purchases of new furniture or equipment.

Occupancy expense  also  declined in  1995 to  $366,000 and  $1,057,000 for the three and nine month periods, respectively, primarily due to the consolidation of previously leased office space. This decline was realized,

in both furniture and equipment expense and occupancy, despite additional costs related to the new branch opening.

Other real estate owned expense declined 36.7% to $171,000 for the first nine months of 1995, as compared to the 1994 period due to a significant reduction in the levels of foreclosed properties. The increase in expense in the third quarter of 1995 as compared to the same period in 1994 is related to gains realized on the sale of property in the third quarter of 1994.

Offsetting these decreases, was an increase in salaries and benefits of 9.0% in the third quarter and 6.6% for the first nine months of 1995 primarily as a result of a new bonus and incentive program implemented during 1995, along with an increase in the Company's matching contribution to the employee 401(k) Plan. The addition of staff for the new branch facility also impacted third quarter 1995 expenses.

In addition, the other expense category increased 19.7% in the third quarter and 13.7% for the nine month period in 1995, primarily as a result of an increase in advertising costs associated with the promotion of new Trust services. Also impacting the respective periods was an increase in forms and supplies related to the installation of the new hardware and software system as well as other costs related to the opening of a new branch facility.

Professional fees increased 11.1% to $211,000 in the third quarter of 1995, primarily due to an increase in consulting and actuary fees. For the first nine months of 1995, however, professional fees declined 1.7% as compared to 1994, primarily due to lower collection and legal fees associated with lower levels of nonperforming assets.

INCOME TAXES

The Company pays minimum income taxes as a result of utilizing its net operating loss carryforwards. During the nine months ended September 30, 1995 and 1994, the Company recorded a deferred tax benefit of $1,218,000 and $1,100,000, respectively. See Note 3 to the accompanying unaudited consolidated financial statements for further discussion.

FINANCIAL POSITION

Total assets at September 30, 1995 aggregated $296,593,000 compared with $283,504,000 at December 31, 1994. Total loans were $178,051,000 at
September 30, 1995, versus $186,648,000 at December 31, 1994. The decline in loans is primarily attributable to the payoff of four large loans and the sale of residential mortgage loans in excess of residential mortgage originations. Noninterest-bearing deposits decreased, totaling $71,828,000 at September 30, 1995, compared with $72,972,000 at December 31, 1994.

Interest-bearing deposits totaled $186,944,000 at September 30, 1995 versus $180,986,000 at December 31, 1994. The balance of short-term borrowings was $10,735,000 at September 30, 1995 and $10,484,000 at December 31, 1994.

Secured borrowings and securities sold under repurchase agreements are included in short-term borrowings.

Beginning December 31, 1992, banks and bank holding companies were required to have a minimum risk-based capital ratio of 8.00%. The Company's total capital as a percentage of risk-weighted assets was 13.91% at September 30, 1995, as compared to 10.45% at December 31, 1994.

An additional capital requirement is a minimum leverage ratio of Tier 1 capital to total quarterly average assets (leverage ratio), which is intended to supplement the risk-based capital guidelines. As discussed in
Note 2 to the accompanying unaudited consolidated financial statements, the most highly rated banks and bank holding companies are expected to meet a minimum Tier 1 leverage ratio of 3.00% with other institutions meeting a leverage ratio of 4.00% to 5.00%. The Company's leverage ratio at September 30, 1995 was 8.11%, exceeding the minimum requirements.

The Company's capital resources are discussed further in Note 2 to the September 30, 1995 unaudited consolidated financial statements and in the Capital Resources section included elsewhere herein.


LIQUIDITY

Liquidity management involves the ability to meet the cash flow requirements of depositors who want to withdraw funds or borrowers who need assurance that sufficient funds will be available to meet their credit needs. The objective of asset liquidity management is to determine and maintain an appropriate level of liquid interest-earning assets. Aside from cash on hand and due from banks, the Company's more liquid assets are Federal funds sold and securities available for sale. On a daily basis, the Company lends its excess funds to other commercial institutions in need of Federal funds. Such cash and cash equivalents totaled $23,135,000 or 7.8% of total assets at September 30, 1995, as compared with $17,924,000 or 6.3% of total assets at December 31, 1994. Securities available for sale were $42,062,000 at September 30, 1995 compared with $27,276,000 at December 31, 1994.

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

In addition,  the Bank has two unsecured lines of credit with correspondent
banks totaling  $5,000,000.   There were no borrowings under these lines at
September 30, 1995.

During the second quarter of 1995, the Bank became a member of the Federal Home Loan Bank of Boston ("FHLBB"). Services offered by the FHLBB include an unsecured credit line of up to a maximum of 2% of the Bank's assets, and collateralized fixed and variable rate borrowings. At September 30, 1995 these available lines amounted to $17.1 million. The FHLBB also offers cash management services, investment services, as well as lower cost advances for affordable housing or community investment programs. The Bank did not have any borrowings with the FHLBB as of September 30, 1995.

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

Management believes the above sources of liquidity are adequate to meet the Company's funding needs in 1995 and in the foreseeable future. The Company has minimal operations and therefore does not generate a significant amount of funds. Dividends paid by the Company are funded utilizing proceeds from the exercise of warrants and options and dividends received from the Bank (although no dividends were paid by the Bank in 1995). Excess proceeds from the exercise of warrants and options may from time to time, result in a loan to the Bank by Bancorp. At September 30, 1995, Bancorp had loaned a total of $907,000 to the Bank under such arrangement.

The following table provides a summary of outstanding loan and lines of credit commitments and standby letters of credit at September 30, 1995.

                                             ($ in thousands)
Loan commitments:
  Residential mortgage                                $    916
  Residential construction                                 439
  Total                                                  1,355
Lines of Credit commitments:
  Commercial                                            11,044
  Home equity                                           16,857
  Personal                                               2,318
  Total                                                 30,219
Commercial letters of credit                                 5
Standby letters of credit                                1,824
  Total                                                  1,829

Total commitments and letters of credit               $ 33,403

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

Management's goal is to maintain a cumulative one year GAP of under 10% of total assets. At September 30, 1995 the cumulative one year GAP as a percentage of total assets was 2.18%. The Company concentrates on originating adjustable rate loans to hold in its loan portfolio in order to reduce interest rate risk. Deregulation of deposit instruments has allowed the Company to generate deposit liabilities whose repricing more closely matches that of its loans.

The following table provides detail reflecting the approximate repricing intervals for rate-sensitive assets and liabilities at September 30, 1995:


                                                           Maturity/Repricing Intervals
                                                          Over
                                                         3 Mos
                                       3 Months        through          1 - 5         Over 5
                                        or Less         1 Year          Years          Years          Total
                                                              ($ in thousands)
Rate-Sensitive Assets:
  Loans(1)                            $  77,191       $ 47,550       $ 32,883       $ 17,030       $174,654
  Investment securities (2)              42,486          1,194         34,996          6,767         85,443
  Federal funds sold and other            9,239            ---            ---            ---          9,239
Total rate-sensitive assets             128,916         48,744         67,879         23,797        269,336

Rate-Sensitive Liabilities:
  NOW & Money market deposits            67,186            ---            ---            ---         67,186
  Certificates of deposit and            24,622         36,248         13,557            ---         74,427
other
  Savings deposits                       45,331            ---            ---            ---         45,331
  Short-term borrowings                  10,735            ---            ---            ---         10,735
Total rate-sensitive liabilities        147,874         36,248         13,557            ---        197,679

GAP                                   $ (18,958)      $ 12,496       $ 54,322       $ 23,797       $ 71,657
Cumulative GAP                        $ (18,958)     $  (6,462)      $ 47,860       $ 71,657
Cumulative percentage of
  rate-sensitive assets to
  rate-sensitive liabilities                 87%            97%           124%           136%

         (1)  EXCLUDES NONACCRUAL LOANS OF $3,397,000.
         (2) SECURITIES AVAILABLE FOR SALE ARE INCLUDED IN THE "3 MONTH OR LESS" CATEGORY.


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

Noninterest-bearing demand deposits of $71,828,000 have been excluded from the table. These deposits, which also have historically been stable, are used to fund net interest rate sensitive assets beyond three months.

One measure of interest rate sensitivity is the excess or deficiency of assets that mature or reprice in one year or less. As shown in the preceding table, rate-sensitive assets that mature or reprice in one year total $177,660,000 and rate-sensitive liabilities that mature or reprice in one year total $184,122,000. The resulting negative one year rate-sensitive GAP is $6,462,000. During periods of rising interest rates, a negative GAP position can be a disadvantage if more rate-sensitive liabilities than rate-sensitive assets reprice at higher rates, creating an adverse impact on net interest income. This impact may be mitigated somewhat if the level of nonaccrual loans and other real estate owned declines, resulting in an increase in rate-sensitive assets. During a falling rate environment, a negative rate GAP can be an advantage. However, the impact of rising and falling interest rates on net interest income may not directly correlate to the Company's GAP position since interest rate changes and the timing of such changes can be impacted by management's actions as well as by competitive and market factors. As interest rates change, rates earned on assets do not necessarily move in parallel with rates paid on liabilities.


CAPITAL RESOURCES

Stockholders' equity increased to $23,232,000 at September 30, 1995 from $16,398,000 at December 31, 1994, primarily due to earnings of $5,367,000 and the exercise of 1,997,000 warrants by preferred stockholders, which resulted in additional capital of $1,498,000. Additionally, a $324,000 net change in unrealized appreciation of the securities available for sale portfolio at September 30, 1995 positively impacted stockholders' equity as compared to December 31, 1994. Stockholder's equity was further reduced by the payment of dividends, which the Company resumed in 1995.

At September 30, 1995, the Company's Tier 1 capital to average assets ratio (leverage ratio) was 8.11% and its total capital to risk-weighted asset ratio was 13.91%, exceeding minimum requirements.

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

        (ii) No reports on Form 8-K were filed during the quarter ended September 30, 1995.

EXHIBIT INDEX

Exhibit No.                     Description                                      Reference

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


                                      WESTPORT BANCORP, INC.





DATE  NOVEMBER 9, 1995             BY  /S/MICHAEL H. FLYNN
                                       Michael H. Flynn
                                       President
                                       Chief Executive Officer




DATE  NOVEMBER 9, 1995             BY  /S/WILLIAM B. LAUDANO, JR.
                                       William B. Laudano, Jr.
                                       Senior Vice President
                                       Chief Financial Officer
                                       Chief Accounting Officer

Exhibit 11 - Statement Regarding Computation of Per Share Earnings

                                                                    Three Months Ended September 30,
                                                                         1995                      1994
INCOME BEFORE ADJUSTMENT                                         $  2,125,000             $   1,958,000
INTEREST ADJUSTMENT (1)                                                   ---                    22,000
NET INCOME                                                       $  2,125,000             $   1,980,000
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                        5,373,006                 3,197,404
WEIGHTED AVERAGE NUMBER OF
   COMMON STOCK EQUIVALENTS:
  Net shares assumed to be issued for
    dilutive stock options and warrants                               866,0162,654,460
  Shares assumed to be issued on
    conversion of preferred stock                                   4,235,000                 4,395,000
TOTAL WEIGHTED AVERAGE COMMON
   AND COMMON EQUIVALENT SHARES
   OUTSTANDING                                                     10,474,022                10,246,864
EARNINGS PER COMMON SHARE                                      $         0.20            $         0.19

                                                                    Nine Months Ended September 30,
                                                                         1995                      1994
INCOME BEFORE ADJUSTMENT                                         $  5,367,000             $   3,149,000
INTEREST ADJUSTMENT (1)                                                   ---                    55,000
NET INCOME                                                       $  5,367,000             $   3,204,000
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                        4,469,681                 3,127,736
WEIGHTED AVERAGE NUMBER OF
   COMMON STOCK EQUIVALENTS:
  Net shares assumed to be issued for
    dilutive stock options and warrants                             1,522,6692,654,460
  Shares assumed to be issued on
    conversion of preferred stock                                   4,303,571                 4,395,000
TOTAL WEIGHTED AVERAGE COMMON
   AND COMMON EQUIVALENT SHARES
   OUTSTANDING                                                     10,295,922                10,177,196
EARNINGS PER COMMON SHARE                                      $         0.52           $          0.31

(1)Pursuant to the "treasury stock method" - represents an adjustment to interest from the assumed use of a portion of the proceeds from the exercise of options and warrants to retire a portion of short-term borrowings in 1994.