Form 10-K
period 1995-12-31
WESTPORT BANCORP INC
filed 1996-03-29
CIK 735961

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)
   For the transition period from ___________________ to ____________________

                         Commission file number 0-12936
                                                -------
                             Westport Bancorp, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)
          Delaware                                             06-1094350
          --------                                             ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

87 Post Road East, Westport, Connecticut                       06880
- ---------------------------------------                     ----------
(Address of principal executive offices)                    (Zip code)

       Registrant's telephone number, including area code: (203) 222-6911
                                                           --------------
Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       --        --
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 15, 1996 was $31,923,877, consisting of shares of the registrant's Common Stock, par value $.01 per share, and Preferred Stock, par value $.01 per share, valued as if fully converted into shares of Common Stock at a conversion ratio of 100 shares of Common Stock for each outstanding share of Preferred Stock.

  APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

At March 15, 1996, there were 5,638,531 outstanding shares of the Registrant's Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1996 Annual Meeting of Stockholders of the registrant incorporated in Part III of this Form 10-K.

PART I
Item 1
Business
- --------------------------------------------------------------------------------



General
Westport Bancorp, Inc. ("Bancorp") was organized in 1983 as a Delaware corporation for the purpose of becoming the holding company of The Westport Bank & Trust Company (the "Bank") (collectively, the "Company"), a Connecticut-chartered bank and trust company headquartered in Westport, Connecticut, the deposit accounts of which are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). Bancorp is regulated and examined by the Federal Reserve Board. The Bank is regulated by the FDIC and the Banking Commissioner of the State of Connecticut (the "Commissioner").

Bancorp's principal asset is all of the capital stock of the Bank and Bancorp's principal business is the business of the Bank. Bancorp is a separate legal entity from the Bank; the principal sources of its revenues on an unconsolidated basis are interest and other income received from its investments, including dividends from the Bank.

The Bank was originally chartered in 1852. Bancorp acquired the Bank on October 9, 1984.

The principal business of the Bank is to provide a broad range of corporate and individual banking products and services, including commercial banking, residential mortgage origination, commercial lending, commercial real estate lending, retail banking and trust services to individuals, and small to medium size businesses. The Bank's operations are conducted from its home office in Westport, Connecticut and from branch offices located in the mid-Fairfield County, Connecticut communities of Weston, Fairfield, Redding/Georgetown, Greens Farms and Saugatuck. In addition, the Bank's operations center is located in Shelton, Connecticut.


Principal Market Area
The Bank's branch office network currently consists of six banking offices, including its main office. The towns in the Bank's market area, which consists principally of Fairfield County, Connecticut, are primarily bedroom communities of New York City, although Stamford, Bridgeport and Norwalk are commercial centers. Two major highways (Interstate 95 and the Merritt Parkway) traverse the area and a number of regional airports are located within Fairfield County. Those towns bordering I-95 have had substantial commercial office development, particularly near the major highway intersections. This market is also accessible by railway.


Lending Activities
The Bank's principal lending activities include the origination of conventional and construction mortgage loans on residential, one-to-four family real properties, as well as commercial and real estate loans to businesses. The Bank also provides consumer loans, which include home equity credit lines, installment loans (such as home improvement, automobile and personal loans) and checking account related loans. See Item 6 of this Form 10-K.

Residential Mortgage Loans. While the Bank is authorized to make loans secured by real estate located either within or outside the State of Connecticut, its past and present policy is to concentrate on loans secured by properties located within Connecticut, particularly in Fairfield County. Less than 2% of the Bank's total residential real estate loan portfolio at December 31, 1995 represented loans on properties located outside the State of Connecticut.

The Bank currently offers adjustable and fixed rate mortgages, the majority of which are originated to conform with the existing criteria for sale in the secondary mortgage market. Points are generally charged on residential mortgage loans. Interest rate adjustments on adjustable rate loans are generally determined by reference to rates on one-year Treasury obligations published by the Federal Reserve Board.


Commercial Mortgage Loans. The Bank's commercial mortgage investments consist of loans made on commercial property and multi-family homes (more than four units). In general, the Bank lends up to 75% of the appraised value of a commercial property. Status reports on all commercial mortgage loans are reviewed by the Bank's Management Loan Committee and Directors' Loan Committee on a regular basis. Given the general economic downturn and the dramatic decline since the late 1980's in real estate values in New England, and in Connecticut in particular, real estate development and construction within the Bank's market area has dramatically declined over the past several years. During 1995 and 1994, this trend showed signs of stabilizing and the Bank experienced some increased demand for commercial mortgage loans.


Commercial Loans. The Bank has been engaged in commercial lending activity for more than fifty years. Term loans to finance machinery, equipment or vehicle purchases, short term loans for working capital needs, revolving credit supported by accounts receivable and/or inventory, and lines of credit are representative of these types of loans in the Bank's portfolio. These loans are generally secured by collateral other than real property; less than 11% of the Bank's commercial loan portfolio at December 31, 1995 was unsecured.


Home Equity Loans. Home equity loans consist of lines of credit, which are collateralized by first or second mortgages on residential one-to-four family real properties.


Consumer Loans. Consumer loans consist primarily of installment loans, which include home improvement loans, automobile loans, personal loans and checking account overdraft protection related loans.


FDIC Loans. In the fourth quarter of 1992, the Bank purchased $18.8 million in performing commercial business loans from the FDIC, of which $12.6 million consisted of loans to businesses located in the Bank's primary market area of Fairfield County, with $6.2 million in the area immediately surrounding Westport. The loans were acquired at par value; the purchase was funded from existing liquidity. The purchase agreement contained a three year provision (the "put"), which ended on December 7, 1995, that required the FDIC to repurchase any loans that became nonperforming, at a previously negotiated price plus sixty days of accrued interest. Losses resulting from repurchases during the three year period have been minimal due to the loans' performing status. At December 7, 1995, the outstanding balance of these loans retained by the Bank was $4.3 million.


Interest Rates. Interest rates charged on loans are primarily determined by the Bank's cost of funds, comparable investment alternatives available to the Bank and competitive conditions.


Loan Commitments. Commitments to extend commercial lines of credit and to make mortgage loans on residential and commercial real property are made for periods of up to 60 days from the date of commitment. Commitments on residential transactions are generally made at the market interest rate prevailing at the time the commitment is made to the customer. Commitments on commercial transactions are generally made at the market interest rate in effect on or immediately prior to the date of closing.


Deposits and Other Sources of Funds
Deposits have traditionally been the Bank's major source of funds for investments and lending and are expected to continue to be in the foreseeable future. The Bank also derives funds from scheduled loan principal payments, the sale of residential mortgage loans in the secondary market, loan prepayments, the sale or maturity of investment securities, interest income and fee income. Other sources of funds include the sale of investment securities to securities firms and correspondent banks under repurchase agreements, unsecured lines of credit with correspondent banks and secured lines of credit with the Federal Home Loan Bank. See Item 6 of this Form 10-K.


Deposits. The Bank offers a wide range of retail and commercial deposit accounts designed to attract both short and long-term funds. It has been the Bank's policy to offer a variety of rates and types of deposit accounts to meet its customers' requirements. Demand deposits, certificates of deposit, regular savings, money market deposits and NOW checking accounts have been the primary source of deposit funds. Certificates of deposit currently offered by the Bank have maturities which range from seven days to five years.

The Bank encounters competition for deposits from other community banks, the branch offices of larger commercial banks and thrift institutions. The Bank also competes for interest-bearing funds with securities firms, mutual funds and issuers of commercial paper and other securities. Bank management anticipates that competition for deposits in the Bank's market area will continue to increase in the foreseeable future due to competition from securities firms, mutual funds, and as other banks enter the Bank's market area as a result of changes in the interstate banking law.

Trust Operations
At December 31, 1995, the Bank's Trust department held, for the account of others, assets under trust management and in custodial accounts having a market value of $548.5 million. As allowed by state law, the Bank acts as executor and administrator of decedents' estates, as trustee of inter-vivos and testamentary trusts, as guardian and conservator of estates of minors and incapable persons, as custodian of funds, as investment advisor and as trustee of employee benefit plans. From its trust and related activities, the Bank generates substantial fee income. In the trust business, the Bank competes with commercial banks, located both in and out of state, and with individuals and entities appointed to act under testamentary and other instruments as fiduciaries, investment managers and financial advisors. See Item 6 of this Form 10-K.


Employees
At December 31, 1995, the Bank had a total of 133 employees, 105 on a full-time basis and 28 on a part-time basis. Management considers the Bank's relations with its employees to be good. The Bank's employees are not represented by any collective bargaining group.


Competition
Competition in the financial services industry in the Bank's market area is strong. Numerous commercial banks, savings banks and thrift institutions maintain home offices in the area and banks headquartered elsewhere maintain offices in the area. Commercial banks, savings banks, thrift institutions, mutual funds, mortgage brokers, finance companies, credit unions, insurance companies, securities firms and private lenders compete with the Bank for deposits, loans and employees. Many of these competitors have far greater resources than the Bank does and are able to conduct more intensive and broader based promotional efforts to reach both commercial and individual customers.

Changes in the financial services industry resulting from fluctuating interest rates, technological changes and deregulation have resulted in increased competition, merger activity, failures among banking institutions and customer awareness of product and service differences among competitors.


Regulation and Supervision
As a Connecticut-chartered state bank whose deposits are insured by the FDIC, the Bank is subject to extensive regulation and supervision by both the Commissioner and the FDIC. The Bank is also subject to various Federal Reserve Board regulatory requirements applicable to FDIC insured financial institutions. As a bank holding company, Bancorp is regulated by the Federal Reserve Board. Such governmental regulation is intended to protect depositors, not stockholders.

Connecticut Regulation. As a state-chartered capital stock bank, the Bank is subject to the applicable provisions of Connecticut law and the regulations adopted thereunder by the Commissioner. The Commissioner administers Connecticut banking laws, which contain comprehensive provisions for the regulation of banks. The Bank derives its lending and investment powers from these laws, and is subject to periodic examination by, and reporting to, the Commissioner.

Connecticut bank and trust companies are empowered by statute, subject to limitations expressed therein, to accept savings and time deposits, to offer checking accounts, to pay interest on such deposits and accounts, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and debt obligations of banks and corporations, to issue credit cards, and to offer various other banking services to their customers. Connecticut banking laws grant banks broad lending authority. Such authority is limited, however, to the extent that a bank's loans to any one obligor may not exceed 25%, if fully secured, and 15%, if not fully secured, of the total of a bank's equity capital and loan loss reserves.

The Connecticut Interstate Banking Act permits Connecticut banks and bank holding companies, with the approval of the Commissioner, to engage in stock acquisitions of banks and bank holding companies in other states with reciprocal legislation. Many states have such legislation. Before the Interstate Banking Act was adopted in March 1990, Connecticut banks and bank holding companies were allowed to engage in stock acquisitions with banks and bank holding companies in other New England states with reciprocal legislation, all of which have such legislation. See "Recent Developments" for a discussion of recent changes to the regulations relating to interstate banking and branching.

Several interstate mergers involving large Connecticut banks with offices in the Bank's service area and banks headquartered out-of-state have been completed during recent years, resulting in increased competition for the Bank. A New York based institution acquired two failed institutions from the FDIC in the Bank's market area in 1991 and a New Jersey based institution acquired another bank, headquartered in the Bank's principal market, in 1993. During 1995 and early 1996, two of the largest commercial banks in the Bank's market area completed their merger, while numerous smaller institutions were acquired by larger in-state and out-of-state financial institutions.

The Bank is prohibited by Connecticut banking law from paying dividends except from its net profits, which are defined as the remainder of all earnings from current operations. The total of all dividends declared by the Bank in any calendar year may not, unless specifically approved by the Commissioner, exceed the total of its net profits for that year combined with its retained net profits from the preceding two years. These dividend limitations can affect the amount of dividends payable to Bancorp as the sole stockholder of the Bank, and therefore affect Bancorp's payment of dividends to its stockholders. During 1995, Bancorp resumed the payment of dividends after all regulatory restrictions were removed.

Under Connecticut banking law, no person may acquire the beneficial ownership of more than 10% of any class of voting securities of a bank chartered by the State of Connecticut or having its principal office in Connecticut or a bank holding company thereof, unless the Commissioner approves such acquisition.

Any state-chartered bank meeting statutory requirements may, with the approval of the Commissioner, establish and operate branches in any town or towns within the state.

During January 1996, representatives of the Commissioner completed a routine examination of the Bank as of October 30, 1995. Other than minor suggestions for improvements, there were no significant examination findings which are believed to have potentially negative implications for the Bank.

FDIC Regulation. The deposit accounts of the Bank are insured by the Bank Insurance Fund of the FDIC to a maximum of $100,000 for each insured depositor. As an insured bank, the Bank is subject to supervision and examination by the FDIC and to FDIC regulations regarding many aspects of its business, including types of deposit instruments offered, permissible methods for acquisition of funds, and activities of subsidiaries and affiliates. The FDIC periodically examines insured institutions.

In December 1991, the Federal Deposit Insurance Act ("FDIA") was amended with the enactment of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Provisions of FDIA, as amended, which may have a material effect on the Bank and Bancorp include, among others, the following:

    1. FDIA classifies banks in one of five categories according to capital levels. With respect to banks not meeting prescribed minimum capital levels, and depending on the extent to which a bank is undercapitalized, federal bank regulators may be required, in certain cases, to take corrective actions against the bank, including requiring an acceptable capital restoration plan or placing a bank into conservatorship or receivership. In addition, undercapitalized banks may be subject to certain restrictions on their activities and operations, including restrictions on asset growth, rates of interest paid on deposits, transactions with affiliates, engaging in material transactions not in the ordinary course of business, and other activities. See "Prompt Corrective Action" below.

    2. FDIA makes it more difficult for undercapitalized banks to borrow funds from the Federal Reserve's "discount window", thus possibly limiting or eliminating a source of liquidity for a bank. The Bank is approved to borrow funds from the "discount window".

    3. FDIA can result in higher deposit insurance premiums for banks under a "risk-based" premium determination, with possible negative effects on a bank's operating results and financial condition.

    4. FDIA limits, with certain exceptions, the ability of banks to engage in activities or make equity investments that are not permissible for national banks.

In addition, the FDIC has issued regulations providing for capital guidelines based upon the ratio of a bank's capital to total assets adjusted for risk. Under such regulations, a bank's risk-based capital ratio is calculated by dividing its qualifying total capital base by its risk-weighted assets. Banks are expected to meet a minimum Tier 1 capital to risk-weighted asset ratio of 4.00% and a total capital to risk-weighted asset ratio of 8.00%. At December 31, 1995, Bancorp's Tier 1 capital to risk-weighted asset ratio was 12.77%, and its total capital to risk-weighted asset ratio was 14.02%, well above the minimum requirements. There are no significant differences between Bancorp's and the Bank's capital ratios at December 31, 1995.

Prompt Corrective Action. Pursuant to the FDIA, the federal banking agencies established for each capital measure levels at which an insured institution is deemed to be well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Federal banking agencies are required to take prompt corrective action with respect to insured institutions that fall below minimum capital standards. The degree of required regulatory intervention for institutions that are not at least adequately capitalized is tied to an insured institution's capital category, with increasing scrutiny and more stringent restrictions, including the appointment of a receiver, being imposed as an institution's capital declines. An insured institution that falls below the minimum capital standards must submit a capital restoration plan and could be subject to operating restrictions.

The prompt corrective action regulations are generally based upon an institution's capital ratios. Under the prompt corrective action regulation adopted by the FDIC, a bank will be considered to be (i) "well-capitalized" if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 or core capital to risk-weighted assets ratio of 6% or greater, and a leverage ratio of 5% or greater (provided that the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure); (ii) "adequately capitalized" if the institution has a total risk-based capital ratio of 8% or greater, a Tier 1 or core capital to risk-weighted assets ratio of 4% or greater, and a leverage ratio of 4% or greater (3% or greater if the institution is rated composite 1 under the CAMEL rating system in its most recent report of examination); (iii) "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8%, a Tier 1 or core capital to risk-weighted assets ratio of less than 4%, or a leverage ratio that is less than 4% (3% if the institution is rated composite 1 under the CAMEL rating system in its most recent report of examination); (iv) "significantly undercapitalized" if the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 or core capital to risk-weighted assets ratio that is less than 3%, or a leverage ratio that is less than 3%; and (v) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is less than or equal to 2%. The prompt corrective action regulations also permit the FDIC to determine that a bank institution should be classified in a lower category based on other information, such as the institution's examination report, after written notice. Under the FDIC's prompt corrective action regulations, at December 31, 1995, the Bank was classified as well-capitalized based on its capital ratios.

An institution that is not well-capitalized is prohibited from accepting deposits through a deposit broker. However, an adequately capitalized institution can apply for a waiver to accept brokered deposits. Institutions that receive a waiver are subject to limits on the rates of interest they may pay on brokered deposits. Undercapitalized institutions are prohibited from offering rates of interest on insured deposits that significantly exceed the prevailing rate in their normal market area or the area in which the deposits would otherwise be accepted. Institutions classified as undercapitalized are precluded from increasing their assets, acquiring other institutions, establishing additional branches, or engaging in new lines of business without an approved capital plan and an agency determination that such actions are consistent with the plan. Institutions that are significantly undercapitalized may be required to take one or more of the following actions: (i) raise additional capital so that the institution will be adequately capitalized; (ii) be acquired by, or combined with, another institution if grounds exist for appointing a receiver; (iii) refrain from affiliate transactions; (iv) limit the amount of interest paid on deposits to the prevailing rates of interest in the region where the institution is located; (v) further restrict asset growth; (vi) hold a new election for directors, dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, or employ qualified senior executive officers; (vii) stop accepting deposits from correspondent depository institutions; and (viii) divest or liquidate any subsidiary that the FDIC determines is a significant risk to the institution. Critically undercapitalized institutions are subject to additional restrictions.

Any company that controls an "undercapitalized" institution, must guarantee that the institution will comply with the plan and provide appropriate assurances of performance in connection with the submission of a capital restoration plan by the depository institution. The aggregate liability of any such controlling company under such guaranty is limited to the lesser of (i) 5% of the institution's assets at the time it became undercapitalized; or (ii) the amount necessary to bring the institution into capital compliance at the time the institution fails to comply with the terms of its capital plan. If the Bank were to become "undercapitalized", Bancorp would be required to guarantee performance of any capital restoration plan submitted as a condition to FDIC approval of that plan pursuant to the FDIA.

Safety and Soundness Guidelines. The federal banking agencies have prescribed safety and soundness guidelines relating to (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth; and (vi) compensation and benefit standards for officers, directors, employees and principal shareholders. Such guidelines impose standards based upon an institution's asset quality and earnings. The guidelines are intended to set out standards that the agencies will use to identify and address problems at institutions before capital becomes impaired. Institutions are required to establish and maintain a system to identify problem assets and prevent deterioration of those assets in a manner commensurate with its size and the nature and scope of their operations. Furthermore, institutions must establish and maintain a system to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves in a manner commensurate with their size and the nature and scope of its operation.

Under the guidelines, an institution not meeting one or more of the safety and soundness guidelines is required to file a compliance plan with the appropriate federal banking agency. In the event that an institution, such as the Bank, were to fail to submit an acceptable compliance plan or fail in any material respect to implement an accepted compliance plan within the time allowed by the agency, the institution would be required to correct the deficiency and the appropriate federal agency would be authorized to: (1) restrict asset growth; (2) require the institution to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the institution may pay; or (4) take any other action that would better carry out the purpose of the corrective action. The Bank was in compliance with all such guidelines as of December 31, 1995.

Community Reinvestment Act. Under the Community Reinvestment Act (the "CRA") and the implementing FDIC regulations, which were amended in 1995 to provide for a performance-based evaluation system, the Bank has a continuing and affirmative obligation to help meet the credit needs of its local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of the Bank. The CRA requires that the Board of Directors of the Bank adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. The FDIC and the Federal Reserve Board are required to take into account the Bank's record of meeting the credit needs of its community in determining whether to grant approval for certain types of applications including mergers and acquisitions.

Under CRA, the federal banking agencies established the following ratings: (i) "outstanding" - an institution in this group has an outstanding record of, and is a leader in, ascertaining and helping to meet the credit needs of its entire delineated community, including low and moderate income neighborhoods, in a manner consistent with its resources and capabilities, (ii) "satisfactory" - an institution has a satisfactory record of ascertaining and helping to meet the credit needs of its entire delineated community including low and moderate income neighborhoods, in a manner consistent with its resources, (iii) "needs to improve" - an institution in this group needs to improve its overall record of ascertaining and helping to meet the credit needs of its entire delineated community, including low and moderate income neighborhoods, in a manner consistent with its resources, and (iv) "substantial noncompliance" - an institution in this group has a substantially deficient record of ascertaining and helping to meet the credit needs of its entire delineated community, including low and moderate income neighborhoods, in a manner consistent with its resources and capabilities. The Bank's current CRA rating is satisfactory.

Federal Reserve System. Pursuant to the Depository Institutions Deregulation and Monetary Control Act of 1980 (the "Deregulation Act"), the Federal Reserve Board adopted regulations that require the Bank to maintain reserves against its transaction accounts and non-personal time deposits. At December 31, 1995, these regulations generally require that reserves of 3% be maintained for aggregate transaction accounts of up to $52.0 million and that reserves of 10% be maintained against the portion of transaction accounts in excess of that amount.

The Deregulation Act also gives the Bank authority to borrow from the Federal Reserve Bank's "discount window".

The Federal Reserve Board has established capital adequacy guidelines for bank holding companies that are similar to those required by the FDICIA. Bank holding companies are currently required to comply with the FDICIA's risk-based capital and minimum leverage capital requirements.

Bancorp is subject to regulation by the Federal Reserve Board as a registered bank holding company. The Bank Holding Company Act of 1956, as amended (the "BHCA"), under which Bancorp is registered, limits the types of companies which Bancorp may acquire or organize and the activities in which it or they may engage. In general, Bancorp and its subsidiaries are prohibited from engaging in, or acquiring direct control of any company engaged in, non-banking activities unless such activities are so closely related to banking or managing or controlling banks as to be a proper incident thereto. At this time, Bancorp has not determined which, if any, of these or other permissible non-banking activities it might seek to engage in.

Under BHCA, Bancorp is required to obtain the prior approval from the Federal Reserve Board to acquire, with certain exceptions, more than 5% of the outstanding voting stock of any bank or bank holding company, to acquire all or substantially all of the assets of a bank or to merge or consolidate with another bank holding company.

Under BHCA, Bancorp and the Bank and any other subsidiaries are prohibited from engaging in certain tying arrangements among Bancorp and its subsidiaries relating to any extension of credit or provision of any property or services to third parties. The Federal Reserve Board relaxed some of these restrictions in 1994. The Bank is also subject to certain restrictions imposed by the Federal Reserve Board on extending credit to Bancorp or any of its subsidiaries, or on making investments in the stock or securities thereof, and on taking such stock or securities as collateral for loans to any borrower.

Bancorp is required under BHCA to file annually with the Federal Reserve Board a report on its operations. Bancorp and the Bank and any other subsidiaries are subject to examination by the Federal Reserve Board.

Pursuant to the Change in Bank Control Act of 1978, as amended, any person must give 60 days notice to the Federal Reserve Board prior to acquiring control of a bank holding company such as Bancorp. Control is defined as ownership of 25% of any class of voting stock of a bank holding company, or the power to direct the management or policies of the bank holding company. Control is presumed upon ownership of 10% or more of any class of voting stock if (i) the bank holding company's shares are registered pursuant to Section 12 of the Securities Exchange Act of 1934 as amended (as are Bancorp's shares of Common Stock), or
(ii) the acquiring party would be the largest stockholder of the class of voting stock of the bank holding company. The statute and underlying regulations authorize the Federal Reserve Board to disapprove a proposed transaction on certain specified grounds.

In addition to the Change in Bank Control Act, prior approval by the Federal Reserve Board is required under the BHCA for any "company" to become a bank holding company and to become subject to regulation as such by the Federal Reserve Board. A company may become a bank holding company with Federal Reserve Board approval if the company controls a bank or a bank holding company. A "company" includes certain trusts, partnerships, corporations and other business entities, but does not include individuals. For purposes of BHCA, control is defined as (i) ownership, control or the power to vote 25% or more of any class of voting securities of a bank or a bank holding company; (ii) control in any manner of the election of a majority of the directors of a bank or a bank holding company; or (iii) direct or indirect exercise of a controlling influence over the management or policies of a bank or a bank holding company, as determined by the Federal Reserve Board. A company that is required to obtain prior approval under BHCA to become a bank holding company is exempt from the prior approval requirement of the Change in Bank Control Act.


Recent Developments. In 1994, Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act, which will remove restrictions on interstate branching and interstate bank acquisitions. In connection with the Riegle-Neal Act, the State of Connecticut has enacted legislation that permits merger transactions between a Connecticut and an out-of-state bank beginning on September 25, 1995. Moreover, restrictions on interstate branching will be removed effective on January 1, 1997.

Item 2
Properties
- --------------------------------------------------------------------------------



Bancorp does not directly own or lease any real property. It uses the premises and equipment of the Bank, without payment of rental fees to the Bank. The table below sets forth certain information relating to the Bank's properties:

                                                                                  Owned or Leased/
Office                                     Location                               Expiration Date of Lease
- -----------------------------------------------------------------------------------------------------------

Main Office                                87 Post Road East                      Owned
                                           Westport, CT 06880

Main Office Annex                          101 Post Road East                     Leased - lease expires
                                           Westport, CT 06660                     June 30, 2001 (2)


Main Office Drive-In                       100 Post Road East                     Owned
                                           Westport, CT 06880

Trust Department                           107 Post Road East                     Leased - lease expires
                                           Westport, CT 06880                     June 30, 2001 (2)

Fairfield Branch                           1312 Post Road                         Leased - lease expires
                                           Fairfield, CT 06430                    April 30, 2000 (2)


Greens Farms Branch                        1111 Post Road East                    Owned
                                           Westport, CT 06880

Georgetown Branch                          60 Redding Road                        Owned
                                           Georgetown, CT 06829

Saugatuck Branch                           50 Charles Street                      Owned
                                           Westport, CT 06880

Weston Branch                              190 Weston Road                        Leased - lease expires
                                           Weston, CT 06883                       February 28, 1998

Operations Center                          1 Research Drive                       Leased - lease expires
                                           Shelton, CT 06484                      May 31, 2001

Georgetown (1)                             58 Redding Road                        Owned
(adjacent to branch location)              Georgetown, CT 06829

1599 Post Road (1)                         1599 Post Road East                    Owned
(acquired through foreclosure              Westport, CT 06880
and included in bank premises)

Post Road East (1)                         24 Post Road East                      Leased - lease expires
(formerly bank offices)                    Westport, CT 06880                     April 1, 1997 (2)

(1)  Not currently used in operations; leased to third parties.
(2)  Lease includes renewal option beyond expiration date indicated.

                                                        12

Item 3
Legal Proceedings
- --------------------------------------------------------------------------------


There are no material pending legal proceedings, other than ordinary routine litigation incidental to their business, to which Bancorp or the Bank is a party or to which any of their property is subject.


Item 4
Submission of Matters to a Vote of Security Holders
- --------------------------------------------------------------------------------


No matter was submitted to a vote of Bancorp's security holders during the fourth quarter of 1995.


PART II
Item 5
Market For Bancorp's Common Equity and Related Stockholder Matters
- --------------------------------------------------------------------------------


Bancorp's Common Stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol "WBAT". The following table sets forth the high and low bid prices of the Common Stock as reported by NASDAQ for the periods indicated. At December 31, 1995, the Company had approximately 658 stockholders of record and 5,433,665 outstanding shares of Common Stock. The 658 estimated stockholders does not reflect the number of persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

                                        Price Range
                                     ----------------     Dividends   Dividends
Fiscal Year                           High        Low      Declared    Paid (1)
- -------------------------------------------------------------------------------

1995           First Quarter       $  5       $   2  7/8      ---         ---
               Second Quarter         6           4          $.02         $.02
               Third Quarter          5 3/4       4  1/2     $.02         $.02
               Fourth Quarter         7           4  3/4     $.05        $.025


1994           First Quarter       $  3 1/2   $   2  1/2      ---         ---
               Second Quarter         3 1/4       2  1/4      ---         ---
               Third Quarter          3 1/2       2  1/4      ---         ---
               Fourth Quarter         3 1/2       2  3/4      ---         ---


(1)   See Item 1 "Regulation and Supervision -- Connecticut Regulation" and Item
      7  "Liquidity"  for  discussion   regarding   restriction  on  payment  of
      dividends.

Item 6
Selected Consolidated Financial Data
- --------------------------------------------------------------------------------


The selected consolidated financial information of the Company set forth below has been derived from the Company's audited consolidated financial statements for such periods. This selected financial information should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein. Certain prior year amounts have been reclassified to conform with the 1995 presentation.

                                                                     Years Ended December 31,
- -----------------------------------------------------------------------------------------------------------------------------
                                                1995             1994             1993              1992              1991
- -----------------------------------------------------------------------------------------------------------------------------
                                                             ($ in thousands, except per share data)
OPERATIONS SUMMARY:
Interest income                              $20,725          $17,334          $15,709           $16,719          $ 20,616
Interest expense                               6,027            4,749            5,684             8,034            12,218
- -----------------------------------------------------------------------------------------------------------------------------
Net interest income                           14,698           12,585           10,025             8,685             8,398
Provision for loan losses                      1,500            1,800            2,890             2,500             6,232
- -----------------------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for loan losses                   13,198           10,785            7,135             6,185             2,166
Other operating income                         4,005            3,928            5,384             4,996             6,207
OREO expense - net                               137              319              552               462             1,141
Other operating expense                       11,241           11,268           11,017            11,048            13,104
- -----------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes              5,825            3,126              950              (329)           (5,872)
Income taxes (benefit)                        (1,005)          (1,236)            (252)               13                15
- -----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                            $ 6,830          $ 4,362          $ 1,202            $ (342)          $(5,887)
=============================================================================================================================
Net income (loss) per
  common share -
   Primary                                   $  0.66          $  0.44          $  0.12            $(0.16)          $ (2.77)
   Fully diluted (1)                         $  0.65              ---              ---               ---               ---
=============================================================================================================================

                                                                          December 31,
- -----------------------------------------------------------------------------------------------------------------------------
                                                1995             1994             1993              1992              1991
- -----------------------------------------------------------------------------------------------------------------------------
                                                             ($ in thousands, except per share data)
BALANCE SHEET DATA:

Total assets                                $312,917         $283,504         $272,657          $251,714          $244,454

Loans (2):
  Mortgage                                    97,808          104,690           78,228            95,398           102,999
  Commercial                                  46,422           51,462           52,841            57,048            39,610
  Home equity                                 24,842           23,019           21,228            21,449            19,935
  Consumer and other                           8,980            7,477            6,645             7,738            15,709
- -----------------------------------------------------------------------------------------------------------------------------
Total loans                                  178,052          186,648          158,942           181,633           178,253

Allowance for loan losses                      2,854            3,341            3,024             3,998             4,276

Investment securities                         85,338           70,396           91,001            29,923            25,736

Other earning assets (3)                      14,744              611            2,903            12,247             7,167

Deposits:
  Noninterest-bearing                         78,421           72,972           57,479            52,337            46,561
  Interest-bearing                           196,249          180,986          198,037           185,499           182,206
- -----------------------------------------------------------------------------------------------------------------------------
Total deposits                               274,670          253,958          255,516           237,836           228,767

Stockholders' equity                          24,282           16,398           12,405            11,017             6,125

Cash dividends declared
 per common share                           $    .09              ---              ---               ---               ---

Book value per share -
  fully diluted (4)(5)                      $   2.44         $   1.86         $   1.52        $     1.38          $   2.89




                                                                         Years Ended December 31,
- ------------------------------------------------------------------------------------------------------------------------------
                                                      1995            1994            1993             1992            1991
- ------------------------------------------------------------------------------------------------------------------------------
                                                       ($ in thousands, except per share data and financial ratios)
OTHER INFORMATION:
Yield on earning assets                               8.0%            7.1%            7.0%             7.7%            9.1%
Cost of funds                                          2.3             1.9             2.4              3.5             5.1
Interest spread                                        5.7             5.2             4.6              4.2             4.0
Net interest margin                                    5.7             5.1             4.5              4.0             3.7

Weighted average number of
  common shares and common
  stock equivalents utilized in the
  earnings per share calculation (6) -
   Primary                                      10,365,000      10,382,000      10,513,000        2,192,000       2,122,000
   Fully diluted (1)                            10,469,000             ---             ---              ---             ---

Average balances (7):
Loans (2)                                         $181,969        $170,754        $173,182         $165,346        $185,143
Investment securities                               74,134          70,859          37,583           42,443          33,324
Other earning assets (3)                             2,708           3,458          13,984            8,862           7,316
Deposits:
  Noninterest-bearing                               67,050          60,539          49,305           42,930          41,224
  Interest-bearing                                 176,841         183,601         183,227          184,368         194,384
- ------------------------------------------------------------------------------------------------------------------------------
Total deposits                                     243,891         244,140         232,532          227,298         235,608

Total assets                                       283,882         268,118         248,059          241,629         253,244
Stockholders' equity                                20,659          13,732          11,630            9,400           8,766

FINANCIAL RATIOS:
Return on average total assets                       2.41%           1.63%           0.48%           (0.14)%         (2.32)%
Return on average
  stockholders' equity (4)                           33.06           31.77           10.34           (3.64)         (67.16)
Average stockholders' equity
  to average total assets (4)                         7.28            5.12            4.69             3.89            3.46
Dividend payout ratio                                13.64             ---             ---              ---             ---

                                                                               December 31,
- ------------------------------------------------------------------------------------------------------------------------------
                                                      1995            1994            1993             1992            1991
- ------------------------------------------------------------------------------------------------------------------------------
Tier 1 capital to average
  assets (leverage ratio)                            8.18%           6.13%           4.84%            4.58%           2.60%
Tier 1 capital to
  risk-weighted assets                               12.77            9.20            8.22             6.74            3.50
Total capital to
  risk-weighted assets                               14.02           10.45            9.48             8.01            4.90
Nonaccrual loans
   to total assets                                     .64            1.52            2.18             4.21            7.30
Allowance for loan losses
  to nonaccrual loans                               142.99           77.41           50.82            37.73           23.95
Allowance for loan
   losses to total loans                              1.60            1.79            1.90             2.20            2.40



(1) Fully diluted earnings per share were not applicable in 1994, 1993, 1992 and 1991.
(2) Loans are net of deferred loan fees amounting to $260,000, $400,000, $337,000, $457,000 and $378,000 for 1995, 1994, 1993, 1992 and 1991,
      respectively.
(3) Other earning assets consist of Federal funds sold, securities purchased under agreement to resell and interest-bearing deposits with banks.
(4) 1995, 1994, 1993 and 1992 amounts include the convertible, noncumulative preferred shares issued in 1992.
(5) 1995, 1994, 1993 and 1992 include the assumed issuance of additional Common Stock and the related proceeds from the assumed exercise of certain stock options and warrants and the assumed conversion of preferred stock.
(6) Assumes the conversion and/or exercise of preferred stock, warrants and stock options in 1995, 1994 and 1993 using the "treasury stock method". For 1992 and 1991, this computation excludes stock options, warrants and preferred stock because their effect would have been antidilutive.

(7)   Average balances are averages of daily closing balances.

                                       15

Item 7
Management's Discussion and
Analysis of Financial Condition and Results of Operations
- --------------------------------------------------------------------------------


Overview
The following is a discussion and analysis of the Company's financial condition at the end of 1995 and 1994 and of the results of its operations for the last three years. This section should be read in conjunction with the consolidated financial statements included in Item 8.

The Company reported net income for 1995 of $6,830,000, or $0.65 per common share, fully diluted, as compared to net income of $4,362,000, or $0.44 per common share, primary, in 1994, an increase of 57.0%. In 1995, primary earnings per share were $0.66. Contributing to the improved results in 1995 was a decline in nonperforming assets and related costs, increases in average earning assets, an improved net interest margin and continued reductions of operating expenses. Results of operations for 1995 included the recognition of a net deferred tax asset of $1,122,000 and a net gain on the sale of securities and loans totaling $58,000. Earnings from core operations (income before income taxes, excluding non-recurring gains and losses) for 1995 have increased by more than 95% over last year. As a result of improved operating results, the Company's Tier 1 capital (leverage) ratio increased to 8.18% at December 31, 1995 as compared to 6.13% at December 31, 1994.

At December 31, 1995, the Company had total assets of $312,917,000, an increase of 10.4% from $283,504,000 at the end of 1994. Assets at December 31, 1994 increased 4.0% from $272,657,000 at December 31, 1993.

Net income for 1994 of $4,362,000 increased 263% over net income for 1993 of $1,202,000, or $0.12 per common share, primary. Contributing to improved results in 1994 was a reduction in nonperforming assets, an improvement in net interest income and a reduction in the provision for loan losses. In addition, in 1994, stronger fee income from trust fees, mortgage servicing fees and service charges on deposit accounts contributed to the improved results over 1993. At December 31, 1994, Bancorp's Tier 1 Capital (leverage) ratio was 6.13% as compared to 4.84% at December 31, 1993.

The Company's results for 1995 continued to be impacted by the sluggish regional economy and real estate market. However, during 1994 and continuing into 1995, management has seen some positive trends, including the increased stabilization of the local economy, reduction in vacancy rates, and renewed activity in the real estate market, which have had a positive effect on earnings. A deterioration of the economy and/or real estate values would adversely affect results in 1996 and beyond, and could lead to increased levels of loan charge-offs, the provision for loan losses and nonaccrual loans and reductions in income and total capital.

Regulation and Supervision
In December 1994, the Federal Deposit Insurance Corporation (the "FDIC") and the State of Connecticut Banking Commissioner (the "Commissioner") removed the Order to Cease and Desist originally imposed on the Bank in October 1991. This action was the result of a routine examination by the FDIC completed in the fourth quarter of 1994.

In March 1995, the Federal Reserve Bank of New York ("FRBNY") removed all restrictions it had imposed on Bancorp in October 1991.

Bancorp resumed the payment of dividends in 1995 after these regulatory orders were removed. There are certain restrictions on the ability of the Bank to transfer funds to Bancorp in the form of dividends. See "Liquidity".

The Federal Reserve Board and the FDIC require bank holding companies and banks, respectively, to comply with guidelines based upon the ratio of capital to total assets adjusted for risk and the ratio of Tier 1 capital to total quarterly average assets (leverage ratio).

The following summarizes the minimum capital requirements and Bancorp's capital position (there are no significant differences between the Bank's and Bancorp's capital ratios) at December 31, 1995.

                                                      Bancorp's      Minimum Capital
Capital Ratio                                     Capital Position    Requirements
- ----------------------------------------------------------------------------------

Total Capital to Risk-Weighted Assets                 14.02%             8.0%

Tier 1 Capital to Risk-Weighted Assets                12.77              4.0

Tier 1 Capital to Average Assets (Leverage Ratio)      8.18              3.0(1)

(1) An additional 1% to 2% is required for all but the most highly rated institutions.

The Federal Deposit Insurance Act, as amended by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") establishes five classifications for banks on the basis of their capital levels; well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 1995, the Company was "well capitalized" under FDIA, based upon the above capital ratios. Deterioration of economic conditions and real estate values could adversely affect future results, leading to increased levels of loan charge-offs, provision for loan losses and nonaccrual loans, affecting the ability of the Company to maintain the well capitalized classification, and resulting in reductions in income and total capital.


Financial Condition
The Company's assets totaled $312,917,000 at December 31, 1995, an increase of $29,413,000, or 10.4.%, from $283,504,000 at December 31, 1994. Average assets increased 5.9% during 1995 over the previous year. Total deposits aggregated $274,670,000 at December 31, 1995, an increase of $20,712,000, from $253,958,000 at December 31, 1994.

Noninterest-bearing deposits totaled $78,421,000 at December 31, 1995, an increase of $5,449,000, or 7.5% from $72,972,000 at year end 1994.
Interest-bearing deposits increased from $180,986,000 at December 31, 1994 to $196,249,000 at December 31, 1995, or 8.4%. For municipalities and selected commercial and retail customers, the Bank also offers secured borrowings through repurchase agreements which are included in short-term borrowings. Securities sold under repurchase agreements were $1,050,000 at December 31, 1995 and $7,800,000 at December 31, 1994.

The Company's entire securities portfolio of $85,338,000 was classified as available for sale at December 31, 1995. At December 31, 1994, the available for sale portfolio totaled $27,190,000 and the held to maturity portfolio totaled $43,206,000. Securities available for sale are carried at fair value, with any unrealized gains or losses included as a separate component of stockholders' equity. The portfolio at December 31, 1995 was comprised primarily of fixed rate U.S. Government Agency debt and mortgage-backed securities.

During the fourth quarter of 1995, the Financial Accounting Standards Board provided companies with the opportunity to reclassify securities between the available for sale portfolio and the held to maturity portfolio. The Company took advantage of this opportunity and reclassified its entire $42,459,000 held to maturity portfolio to the available for sale portfolio.

Total loans  decreased by $8,596,000 or 4.6%, in 1995, to  $178,052,000,  net of
deferred loan fees. This decline was due, in part, to the sale during 1995 of $18.6 million in residential mortgage loans. The Bank engages in the origination of residential mortgage loans and the sale of such loans based upon liquidity needs and to manage interest rate risk. In addition, the resolution of several larger nonperforming commercial mortgage loans contributed to the decline in the portfolio. During 1995, the Bank concentrated its commercial lending efforts on small and medium size businesses.

The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and percentages of total loans at December 31, 1995, 1994, 1993, 1992 and 1991. Certain amounts from prior years have been reclassified to conform with the 1995 presentation.


                                    1995               1994              1993               1992               1991
- ---------------------------------------------------------------------------------------------------------------------------
                                  Percent            Percent            Percent            Percent            Percent
                                 of Total           of Total           of Total           of Total           of Total
                             Amount     Loans    Amount   Loans    Amount     Loan     Amount    Loan     Amount    Loans
- ---------------------------------------------------------------------------------------------------------------------------
                                                                   ($ in millions)
Mortgage:
  Construction and
    land development        $  3.3      1.8%    $  1.1      .6%    $  2.9      1.8%    $  7.4     4.0%   $  8.6      4.8%
  Secured by
    residential property      52.9      29.7      57.9     31.0      32.9      20.7      49.9     27.4     54.8      30.7
  Secured by
    commercial property       41.9      23.5      46.1     24.6      42.7      26.8      38.5     21.2     39.9      22.4
Commercial                    46.4      26.0      51.5     27.5      51.9      32.6      54.8     30.1     36.4      20.3
Home equity                   24.8      13.9      23.0     12.3      21.2      13.3      21.4     11.7     19.9      11.2
Consumer                       8.0       4.5       6.4      3.5       6.3       4.0       8.6      4.7     12.7       7.1
Credit card                    ---       ---       ---      ---       ---       ---       ---      ---      4.9       2.7
Other                          1.0        .6       1.0       .5       1.3        .8       1.5       .9      1.4        .8
- ---------------------------------------------------------------------------------------------------------------------------
  Total loans                178.3    100.0%     187.0   100.0%     159.2    100.0%     182.1   100.0%    178.6    100.0%
                                      =====              =====               =====              =====              =====

Less:
  Allowance for loan losses    2.8                 3.3                3.0                 4.0               4.3
  Deferred loan fees            .3                  .4                 .3                  .5                .3
- ---------------------------------------------------------------------------------------------------------------------------

Loans - net                 $175.2              $183.3             $155.9              $177.6            $174.0
===========================================================================================================================

The following schedule reflects the book value, net of deferred loan fees, and before the allowance for loan losses, of selected loans segregated according to the shorter of repricing or maturity and the related interest rate sensitivity at
December 31, 1995:


                                                       Due in 1       Due Between         Due After
                                                   Year or Less     1 and 5 Years           5 Years              Total
- -------------------------------------------------------------------------------------------------------------------------
                                                                         ($ in thousands)

Mortgage loans                                         $ 62,805          $ 25,768          $  8,052           $ 96,625
Commercial loans                                         38,838             6,673                98             45,609
- -------------------------------------------------------------------------------------------------------------------------
      Total                                            $101,643          $ 32,441          $  8,150           $142,234
=========================================================================================================================

Loans due after 1 year with:
   Fixed interest rates                                                                                       $ 28,851
   Floating or adjustable interest rates                                                                        11,740
- -------------------------------------------------------------------------------------------------------------------------
      Total                                                                                                   $ 40,591
=========================================================================================================================

The above schedule excludes nonaccrual loans, home equity loans and consumer loans which amount to $35,818,000.

The following table sets forth the principal portion of loans with principal or interest payments contractually past due 90 days or more, nonaccrual loans, impaired loans and other real estate owned at December 31, 1995, 1994, 1993, 1992 and 1991. Certain amounts from prior years have been reclassified to conform with the 1995 presentation.

                                                                            December 31,
- ----------------------------------------------------------------------------------------------------------------------------
                                                  1995             1994              1993              1992          1991
- ----------------------------------------------------------------------------------------------------------------------------
                                                                          ($ in thousands)
Loans 90 days or more past due, on accrual status:
  Mortgage:
    Secured by residential property           $      5         $     78          $    433          $    377      $    884
    Commercial and other                           ---              ---               323               ---         1,560
  Commercial                                       ---                6                17                30           610
  Home equity                                      149              102               ---               ---           ---
  Consumer and other                                 4               14                46                96           114
- ----------------------------------------------------------------------------------------------------------------------------
                                                   158              200               819               503         3,168
- ----------------------------------------------------------------------------------------------------------------------------

Nonaccrual loans
  Mortgage:
    Secured by residential property                 85            2,659             1,193             3,702         7,639
    Commercial and other                         1,098            1,098             2,595             3,004         5,237
  Commercial                                       813              500             1,471             2,887         3,512
  Home equity                                      ---               59               471               912         1,213
  Consumer and other                               ---              ---               220                92           256
- ----------------------------------------------------------------------------------------------------------------------------
                                                 1,996            4,316             5,950            10,597        17,857

Impaired accruing loans                            447            3,724             5,242             5,035         3,093
- ----------------------------------------------------------------------------------------------------------------------------

  Total nonperforming loans                      2,601            8,240            12,011            16,135        24,118

Other real estate owned                            ---              352             2,723             5,724         5,047
- ----------------------------------------------------------------------------------------------------------------------------

  Total nonperforming assets                  $  2,601         $  8,592          $ 14,734          $ 21,859      $ 29,165
============================================================================================================================

At December 31, 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS 114 and 118 totaled $2,443,000, of which $1,996,000 were nonaccrual loans. At December 31, 1995, the valuation allowance related to all impaired loans totaled $634,000 and is included in the allowance for loan losses. For the year ended December 31, 1995, the average recorded investment in impaired loans was approximately $5.2 million. During 1995 total interest in the amount of $95,000 was recognized on accruing impaired loans.

At December 31, 1995, impaired accruing loans included $.2 million of loans with below market interest rates. At December 31, 1995, the Company had no commitments to lend additional funds to borrowers with loans that have been classified as impaired. The level of nonperforming assets has had a significant negative impact on the Company's capital and earnings over the last five years. Although management recognizes that the level of nonperforming assets is still high, it is encouraged by the downward trend since 1990 and the 70% decline from December 31, 1994 to December 31, 1995.

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

Operating results since 1989 have been adversely impacted by the level of nonperforming assets as a result of the deterioration of borrowers' ability to make scheduled interest and principal payments, caused primarily by the decline in real estate values, a severe slowdown in business activity and a high rate of unemployment. In addition to foregone revenue, the Company has had to provide a high level of provision for loan losses and has incurred significant collection costs and costs associated with the management and disposition of foreclosed properties. However, during 1994 and continuing into 1995, management has seen some positive trends, including the increased stabilization of the local economy, reduction in vacancy rates, and renewed activity in the real estate market, which have had a positive effect on earnings.

The characteristics of the real estate market since 1989 include a substantial decline in real estate property values and a significant increase in the amount of time that properties remain on the market prior to sale. Factors contributing to the depressed market conditions are an over supply of properties on the market and a continued sluggish local economy. As a result, the most significant increases in nonperforming loans since 1989 have been in commercial mortgage loans, residential mortgage loans and real estate related commercial loans. Management has seen some recent improvement in the real estate market and the local economy, which has had a positive effect on its efforts to resolve nonperforming loans. Management is aggressively pursuing the collection of all nonperforming loans. Management's efforts to return nonperforming loans to performing status may be hampered by market factors.

The following table sets forth the activity on nonaccrual loans for the periods ended December 31, 1995, 1994, and 1993.

                               1995                   1994                 1993
- --------------------------------------------------------------------------------
                                              ($ in thousands)

Balance, January 1,         $ 4,316               $  5,950              $10,597
- --------------------------------------------------------------------------------

Additions                     2,089                  2,868                4,160
- --------------------------------------------------------------------------------

Less:
 Repayments                   2,697                    780                2,145
 Transfer to OREO               ---                    450                  524
 Charge-offs                    802                  1,924                4,130
 Reinstate accruing             910                  1,348                2,008
- --------------------------------------------------------------------------------

Total resolved                4,409                  4,502                8,807
- --------------------------------------------------------------------------------

Balance, December 31,       $ 1,996                $ 4,316              $ 5,950
================================================================================

Included in additions for 1995 are two loans totaling $1.2 million, from one borrower, which were substantially resolved in the fourth quarter of 1995. Subsequent to December 31, 1995, loans totaling $.4 million have been placed on nonaccrual status.

In addition to the loans classified as nonperforming in the preceding table, the Bank's internal loan review function has identified approximately $1.4 million of commercial and commercial real estate loans with more than normal credit risk. While these loans, were performing according to contractual agreement at December 31, 1995, previous payment history indicates the borrowers may have difficulty in the future in meeting all of the terms of the contractual agreements. These loans, as well as nonperforming commercial and commercial real estate loans, have been considered in the analysis of the adequacy of the allowance for loan losses.


Allowance for Loan Losses
Management evaluates the adequacy of the allowance for loan losses on a regular basis by considering various factors, including past loan loss experience, delinquent and nonperforming loans and the quality and level of collateral securing these loans, inherent risks in the loan portfolio, and current economic and real estate market conditions. Management has performed a loan-by-loan risk assessment of each classified loan and of a substantial portion of the performing commercial and commercial mortgage portfolios resulting in a specific reserve based on loss exposure. An additional general reserve is also allocated to each of these portfolios as well as to the residential mortgage and other loan portfolios on an overall basis, based upon the risk category and loss experience of the given portfolio. Based upon this review, management believes that, in the aggregate, the allowance of $2,854,000 at December 31, 1995 is adequate to absorb probable loan losses inherent in the loan portfolio. The adverse real estate market in Fairfield County, the Company's past reliance upon commercial real estate lending, the level of charge-offs during the past five years and the level of nonperforming loans are factors which are considered when the adequacy of the allowance for loan losses is reviewed. There is no assurance that the Company will not be required to make increases to the allowance in the future in response to changing economic conditions or regulatory examinations.

The decrease in the allowance for loan losses from $3,341,000 at December 31, 1994 to $2,854,000 at December 31, 1995 reflects the decline in nonperforming and nonaccruing loans and $2,366,000 of loan charge-offs during the period. The charge-offs in 1995 primarily relate to loans on which a specific reserve had been allocated at December 31, 1994 based on anticipated loss exposure.

It is the Company's policy to charge-off loans against the allowance for loan losses when losses are certain. Such decisions are based upon an analysis of the loan, a judgment as to the borrower's ability to repay and the adequacy of collateral.

The following tables summarize other selected loan and allowance for loan losses information for 1995, 1994, 1993, 1992 and 1991.

                                                                         December 31,
- -----------------------------------------------------------------------------------------------------------------------------
                                                 1995           1994              1993              1992              1991
- -----------------------------------------------------------------------------------------------------------------------------
                                                                        ($ in thousands)

Allowance for loan losses                    $ 2,854         $ 3,341           $ 3,024           $ 3,998           $ 4,276

Nonaccrual loans                               1,996           4,316             5,950            10,597            17,857

Nonperforming loans (1)                        2,601           8,240            12,011            16,135            24,118

Allowance for loan losses
 as a % of nonaccrual loans                     143%             77%               51%               38%               24%

Allowance for loan losses
 as a % of nonperforming
 loans                                           110              41                25                25                18

Allowance for loan losses
 as a % of loans outstanding at
 end of year                                    1.60            1.79              1.90              2.20              2.40

                                                                   Years Ended December 31,
- -----------------------------------------------------------------------------------------------------------------------------
                                                1995            1994              1993              1992              1991
- -----------------------------------------------------------------------------------------------------------------------------

Net loans charged-off as a % of
 average loans outstanding                     1.14%            .87%             2.23%             1.68%             4.03%



(1) Includes nonaccrual loans, loans accruing 90 days or more past due and impaired loans.

As the volume of new loans increased and nonaccrual loans declined, the overall credit quality of the total loan portfolio has improved which has positively impacted management's estimate of the allowance for loan losses.

The allowance for loan losses ratio for 1994, 1993 and 1992, as a percentage of outstanding loans, shown on the preceding page, is impacted by the loans purchased from the FDIC in late 1992. If these loans had not been included, the allowance-to-loans outstanding ratio would have been 1.87% at December 31, 1994, 2.07% at December 31, 1993 and 2.45% for December 31, 1992. At December 31, 1995 these loans were no longer subject to a repurchase agreement with the FDIC.

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

The following table summarizes the changes in the allowance for loan losses for the past five years.

                                                                             Years Ended December 31,
- ----------------------------------------------------------------------------------------------------------------------------
                                                             1995         1994           1993          1992         1991
- ----------------------------------------------------------------------------------------------------------------------------
                                                                                ($ in thousands)
Allowances for loan losses, January 1,                     $ 3,341      $ 3,024        $ 3,998       $ 4,276      $ 5,504
- ----------------------------------------------------------------------------------------------------------------------------

Loans charged-off:
 Mortgages: (1)
    Secured by residential property                          (347)        (344)        (1,091)         (560)      (1,397)
    Commercial and other                                   (1,054)        (737)        (1,153)         (182)        (912)
 Commercial                                                  (795)        (707)        (1,496)       (1,992)      (4,146)
 Home equity                                                  (35)         (49)          (328)          (75)        (275)
 Consumer and other                                          (135)        (258)          (305)         (604)      (1,128)
- ----------------------------------------------------------------------------------------------------------------------------
  Total loans charged-off                                  (2,366)      (2,095)        (4,373)       (3,413)      (7,858)

Recoveries on amounts previously charged-off                   290          612            509           635          398
- ----------------------------------------------------------------------------------------------------------------------------
  Net loans charged-off                                    (2,076)      (1,483)        (3,864)       (2,778)      (7,460)

Provision charged to operating expenses                      1,500        1,800          2,890         2,500        6,232
Other (2)                                                       89          ---            ---           ---          ---
- ----------------------------------------------------------------------------------------------------------------------------

Allowance for loan losses, December 31,                    $ 2,854      $ 3,341        $ 3,024       $ 3,998      $ 4,276
============================================================================================================================


(1) Includes write-downs of values of loans transferred to other real estate owned of $94,000, $185,000 $312,000 and $658,000 in 1994, 1993, 1992 and
      1991, respectively. No loans were transferred to OREO during 1995.

(2) Transfer from the OREO valuation allowance to the allowance for loan losses.

The following table sets forth an estimated allocation by loan category of the Bank's allowance for loan losses at December 31, 1995, 1994, 1993, 1992 and 1991, along with the percentage of loans in each category to total loans.


                                                             1995                                      1994
- ------------------------------------------------------------------------------------------------------------------------------
                                                                            ($ in thousands)
                                                       Amount            Percent                Amount              Percent
- ------------------------------------------------------------------------------------------------------------------------------
 Mortgage:
    Secured by residential property                   $   342               29.7%              $   364                 31.0%
    Commercial and other                                  988               25.3                 1,673                 25.2
 Commercial                                             1,145               26.0                 1,014                 27.5
 Home equity                                              207               13.9                   171                 12.3
 Consumer                                                 172                5.1                   119                  4.0
- ------------------------------------------------------------------------------------------------------------------------------
                                                      $ 2,854              100.0%              $ 3,341                100.0%
==============================================================================================================================


                                                             1993                                      1992
- ------------------------------------------------------------------------------------------------------------------------------
                                                                            ($ in thousands)
                                                       Amount            Percent                Amount              Percent
- ------------------------------------------------------------------------------------------------------------------------------

 Mortgage:
    Secured by residential property                   $   177               20.7%               $  316                 27.4%
    Commercial and other                                1,631               28.6                 1,218                 25.2
 Commercial                                               986               32.6                 2,184                 31.3
 Home equity                                              104               13.3                   102                 11.7
 Consumer                                                 126                4.8                   178                  4.4
- ------------------------------------------------------------------------------------------------------------------------------
                                                      $ 3,024              100.0%               $ 3,998               100.0%
==============================================================================================================================



                                                             1991
- ------------------------------------------------------------------------------------------------------------------------------
                                                             ($ in thousands)
                                                       Amount            Percent
- ------------------------------------------------------------------------------------------------------------------------------

Mortgage:
  Secured by residential property                     $   330               30.7%
  Commercial and other                                    888               27.2
Commercial                                              2,109               22.1
Home equity                                               305               11.2
Consumer                                                  644                8.8
- ------------------------------------------------------------------------------------------------------------------------------
                                                      $ 4,276              100.0%
==============================================================================================================================


Specific reserves included in the amounts in the above table are $647,000, $1,494,000, $1,484,000, $2,348,000 and $2,496,000 for 1995, 1994, 1993, 1992 and
1991, respectively. The unallocated portion of the allowance for loan losses was $2,207,000, $1,847,000, $1,540,000, $1,650,000 and $1,780,000 for 1995, 1994,
1993, 1992 and 1991, respectively. Increases, in 1994 and 1995, of the unallocated portion is attributable to the reduction in both nonperforming assets and the specific reserve allocation attributable to these assets.

Other Real Estate Owned
At December 31, 1995, the Company had no other real estate owned properties ("OREO") in its possession. At December 31, 1994, OREO totaled $352,000. OREO properties are carried at the lower of cost or estimated fair value. During 1995, the Company recorded $171,000 of additional write-downs on real estate properties and sold real estate properties with a carrying value of $270,000, which resulted in a net gain of $52,000 during the 1995 period. During 1994, the Company sold properties with a carrying value of $1,477,000 incurring losses of $191,000, a portion of which had been previously accrued. In addition, in the first quarter of 1994, the Company transferred a commercial office building, carried at $1.3 million, from OREO to banking premises. Subsequent to December 31, 1995 the Company has entered into a contract for the sale of this building at an amount that approximates book value. The sale is expected to be finalized during the second quarter of 1996. During the third quarter of 1994, the Bank acquired two residential properties through foreclosure, carried at $561,000. No properties were acquired through foreclosure or acquisition during 1995. Further material declines in the real estate market could cause increases in the level of OREO, further losses or write-downs.

The following table summarizes the changes in OREO for the years ended December 31, 1995 and 1994.


                                       1995                 1994
- -----------------------------------------------------------------
                                          ($ in thousands)

Beginning Balance, January 1,        $  352             $  2,723
- -----------------------------------------------------------------

Additions                               ---                  561
Sales                                 (270)              (1,477)
Write-downs                           (171)                (106)
Transfer                                ---              (1,349)
Valuation allowance (1)                  89                  ---
- -----------------------------------------------------------------

Ending Balance, December 31,        $   ---             $    352
=================================================================

(1) Transfer from the OREO valuation allowance to the allowance for loan losses.

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

The Company reported net income for 1995 of $6,830,000 or $0.65 per common share, fully diluted, and $0.66 per common share, primary compared to net income of $4,362,000 or $0.44 per common share, primary, for 1994. Net income for 1995 included the recognition of additional deferred tax assets of $1,122,000 and net gains on the sale of loans and securities amounting to $58,000. Earnings from core operations (income before income taxes, excluding non-recurring gains and losses) in 1995 amounted to $5,767,000. By contrast, earnings from core operations in 1994, amounted to $2,948,000. As discussed below, the significant improvement in results for 1995 was primarily attributable to a reduction in nonperforming assets, an increase in the net interest margin due, in part, to an increase in average earning assets and the yield thereon, a reduction in the provision for loan losses as a result of the overall improvement in the credit quality of the loan portfolio and the control of operating expenses as the Company continued to expand in 1995. In addition, stronger income from trust fees and a reduction in FDIC premiums contributed to improved 1995 earnings.

Negatively impacting earnings for 1995 was an increase in professional fees related to strategic planning initiatives and an increase in salaries and benefits due to the implementation, during 1995, of a new bonus and incentive program, along with revisions to executive benefit plans.

Net income for 1994 of $4,362,000 increased 263% over net income for 1993 of $1,202,000, or $0.12 per common share, primary. Contributing to improved results in 1994 was a reduction in nonperforming assets, an improvement in net interest income and a reduction in the provision for loan losses. In addition, in 1994, stronger fee income from trust fees, mortgage servicing fees and service charges on deposit accounts contributed to the improved results over 1993. At December 31, 1994, Bancorp's Tier 1 Capital (leverage) ratio was 6.13% as compared to 4.84% at December 31, 1993.

The past decline in the regional economy, particularly in the local real estate market, has affected the ability of many of the Bank's borrowers to repay their loans. Also, since 1989, real estate values in the Company's market area have declined substantially. While the Bank's residential, commercial and construction mortgage lending policies have specified a 75% or less loan-to-value ratio, the decline in values has increased the possibility of loss in the event of default. Management believes this decline has abated and improvements were shown during 1994 and 1995.

Net Interest Income

Net interest income is the difference between interest earned on loans and other investments and interest paid on deposits and other sources of funds. Net interest income is affected by a number of variables. One such variable is the interest rate spread, which represents the difference between the yield on total average interest-earning assets and the cost of total average noninterest-bearing and interest-bearing liabilities.

During 1995, the interest rate spread improved, from 5.2% in 1994 to 5.7% in 1995, primarily due to the increase in yields earned on accruing loans and investment securities. The yield on interest-earning assets was positively impacted by a net increase in the prime rate during 1995, resulting in higher yields on the Bank's commercial loan portfolio and home equity portfolio. The yield on investment securities increased in 1995 due to sales of lower yielding securities, which resulted in a net loss of $229,000, and purchases of higher yielding securities.

During 1994, the interest rate spread improved to 5.2% as compared to 4.6% in 1993. This increase was due primarily to the decline of interest costs on deposit accounts and the increase in average noninterest-bearing deposits. The yield on earning assets was positively impacted in 1994, as compared to 1993, by an increase in the prime rate, resulting in higher yields on the Bank's commercial loan portfolio and home equity portfolio.

Net interest margin represents net interest income divided by average interest-earning assets. The continued high level of nonearning assets in 1993 and 1994 had a negative impact on the net interest margin during those years. However, the decline in nonaccruing loans and other real estate owned favorably impacted the net interest margin in 1994 and 1995.

The following table sets forth a three year comparison of average earning assets, nonaccrual loans, average interest-bearing liabilities and related interest income and expense. Average balances are averages of daily closing balances, except for nonaccrual loans in 1993 and 1994, which are averages of monthly closing balances. Certain amounts have been reclassified to conform with the 1995 presentation.

                                                                  Years Ended December 31,
- ----------------------------------------------------------------------------------------------------------------------------------
                                           1995                              1994                              1993
- ----------------------------------------------------------------------------------------------------------------------------------
                            Average      Income/   Average      Average     Income/     Average   Average      Income/  Average
                            Balance      Expense    Rate        Balance     Expense      Rate      Balance     Expense    Rate
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                      ($ in thousands)
Earning assets:
  Accruing loans           $178,055      $16,200      9.1%      $165,330     $13,729     8.3%      $163,680     $13,482    8.2%
  Non-accruing loans          3,914          ---                   5,424         ---                  9,502         ---
- ----------------------------------------------------------------------------------------------------------------------------------
  Total loans               181,969       16,200      8.9        170,754      13,729      8.0       173,182      13,482     7.8
  Investment securities      74,134        4,366      5.9         70,859       3,484      4.9        37,583       1,798     4.8
  Federal funds sold
    and other                 2,708          159      5.9          3,458         121      3.5        13,984         429     3.0
- ----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning
   assets                  $258,811       20,725      8.0       $245,071      17,334      7.1      $224,749      15,709     7.0
                           ========       ------                ========      ------               ========      ------

Noninterest-bearing
   demand deposits         $ 67,050          ---                $ 60,539         ---               $ 49,305         ---
Interest-bearing
  liabilities:
   Money market and
     NOW                     68,124        1,140      1.7         73,337       1,067      1.5        71,692       1,392     1.9
   Savings                   51,066        1,013      2.0         62,824       1,269      2.0        57,035       1,521     2.7
   Certificates of
     deposit                 57,651        2,918      5.1         47,440       2,079      4.4        53,650       2,695     5.0
   Other                     16,520          956      5.8          7,842         334      4.3         2,307          76     3.3
- ----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities               193,361        6,027      3.1        191,443       4,749      2.5       184,684       5,684     3.1
- ----------------------------------------------------------------------------------------------------------------------------------

Total noninterest-
  bearing deposits and
  interest-bearing
  liabilities              $260,411        6,027      2.3       $251,982       4,749      1.9      $233,989       5,684     2.4
                           ========        -----                ========       -----               ========       -----

Net interest income(1)                   $14,698                             $12,585                            $10,025
==================================================================================================================================

Net interest margin(2)                               5.7%                                5.1%                              4.5%
==================================================================================================================================

Interest rate spread (3)                             5.7%                                5.2%                              4.6%
==================================================================================================================================

(1) Interest income includes loan fees of $224,000, $295,000 and $266,000 in 1995, 1994, and 1993, respectively.

(2) Net interest margin is net interest income divided by total average earning assets.

(3) Interest rate spread is the difference between the yield on total average interest-earning assets and the cost of total average noninterest-bearing deposits and interest-bearing liabilities.

The following table analyzes the changes attributable to the rate and volume components of net interest income. Interest income includes loan fees of $224,000, $295,000 and $266,000 in 1995, 1994 and 1993, respectively.


                                                                    Years Ended December 31,
- -------------------------------------------------------------------------------------------------------------------------------
                                                   1995 vs 1994                                  1994 vs 1993
                                                Increase/(decrease)                           Increase/(decrease)
                                               due to change in (1):                         due to change in (1):
                                                                          Total                                        Total
                                              Rate        Volume         Change              Rate       Volume        Change
- -------------------------------------------------------------------------------------------------------------------------------
                                                                           ($ in thousands)
Interest Income:
 Loans                                      $1,368       $ 1,103        $ 2,471            $  124      $   123       $   247
 Investment securities                         717           165            882                78        1,608         1,686
 Federal funds sold and other                   52          (14)             38                34        (342)         (308)
- -------------------------------------------------------------------------------------------------------------------------------
 Total interest income                       2,137         1,254          3,391               236        1,389         1,625
- -------------------------------------------------------------------------------------------------------------------------------

Interest Expense:
 Deposits and other interest-
   bearing liabilities:
     Money market and NOW                      137          (64)             73             (355)           30         (325)
     Savings                                  (35)         (221)          (256)             (372)          120         (252)
     Certificates of deposit                   355           484            839             (340)        (276)         (616)
     Other                                     175           447            622                80          178           258
- -------------------------------------------------------------------------------------------------------------------------------
 Total interest expense                        632           646          1,278             (987)           52         (935)
- -------------------------------------------------------------------------------------------------------------------------------

Change in Net Interest Income              $ 1,505       $   608        $ 2,113           $ 1,223      $ 1,337       $ 2,560
===============================================================================================================================

(1)  Variances were computed as follows:
     Variance due to rate = change in rate multiplied by old volume. Variance due to volume = change in volume multiplied by old rate.
     Variance due to rate/volume prorated to rate and volume variances on the basis of gross value.

Net interest income was $14,698,000 in 1995, compared with $12,585,000 in 1994, an increase of $2,113,000 or 16.8%. Net interest income for 1994 increased 25.5% over $10,025,000 in 1993. Contributing factors to the changes in interest income and expense are discussed below.

Total interest income amounted to $20,725,000 in 1995, compared to $17,334,000 for 1994, an increase of $3,391,000 or 19.6%. A key factor relating to the higher level of total interest income for 1995, compared to the prior year, was an increase in average interest-earning assets of $13.7 million or 5.6%, which positively impacted earnings by $1,254,000. In addition, during this same period, the average yield on interest-earning assets increased from 7.1% to 8.0%, resulting in an increase in interest income of $2,137,000. Total interest income of $17,334,000 in 1994 represented an increase of 10.3% over 1993. Contributing to the improved results in 1994 was an increase of 9.0% in average interest-earning assets, which positively impacted earnings by $1,389,000. Total interest income for 1995, 1994 and 1993 was negatively impacted by the level of nonaccrual loans, averaging $3.9 million, $5.4 million and $9.5 million in 1995, 1994 and 1993, respectively.

Total interest expense for 1995 was $6,027,000, an increase of $1,278,000 or 26.9% from 1994. This increase was, in part, the result of an increase in interest costs from 1.9% in 1994 to 2.3% in 1995, resulting in an increase in interest expense of $632,000. Additionally, there was an increase of 1.0% in interest-bearing liabilities during 1995, to $193,361,000 from $191,443,000 in 1994, resulting in an increase in interest expense of $646,000. Total interest expense for 1994 declined 16.4% to $4,749,000 from $5,684,000 in 1993. This decline was primarily the result of a reduction in interest costs from 2.4% in 1993 to 1.9% in 1994, resulting in an expense reduction of $987,000.

Positively impacting the Bank's overall funding costs was an increase of 10.8% in 1995 and 22.8% in 1994 of average noninterest-bearing liabilities.

Further improvement in net interest income is dependent, in part, upon the continued resolution of nonperforming assets.


Other Operating Income

The following table sets forth other operating income for the years ended December 31, 1995, 1994, and 1993 and the percentage change from period to period.

                                                                Years Ended                        % Change        % Change
                                                               December 31,                         1995 vs         1994 vs
                                                      1995            1994            1993             1994            1993
- -------------------------------------------------------------------------------------------------------------------------------
                                                               ($ in thousands)
Trust fees                                          $1,880          $1,637          $1,573            14.8%            4.1%
Service charges on deposit accounts                  1,344           1,403           1,284            (4.2)             9.3
Loan sale gains - net                                  287             175           1,287             64.0          (86.4)
Mortgage servicing fees                                141             151              76            (6.6)            98.7
Realized security gains (losses) - net               (229)               3             370              N/M          (99.2)
Securities held for sale - lower of
  aggregate cost or market adjustment                  ---             ---             207              ---             N/M
Other                                                  582             559             587              4.1           (4.8)
- -------------------------------------------------------------------------------------------------------------------------------
    Total other operating income                    $4,005          $3,928          $5,384             2.0%          (27.0)%
===============================================================================================================================

N/M = not measurable or not meaningful.

Total other operating income increased 2.0% in 1995 to $4,005,000 as compared to $3,928,000 in 1994. In 1994 total other operating income decreased 27.0% from $5,384,000 in 1993. Contributing factors are discussed below.

Trust fees increased in 1995 to $1,880,000, or 14.8%, from 1994. This increase is primarily attributed to new wealth management and investment services offered in 1995 along with an increase in the volume of estate fees. Trust fees increased in 1994 by 4.1% over 1993 as a result of an increased fee schedule and an increase in assets held by the Bank's trust department.

Loan sale gains in 1995 were positively impacted by the adoption of Statement of Financial Accounting Standards No. 122 ("SFAS 122"), "Accounting for Mortgage Servicing Rights". SFAS 122 requires the capitalization of the fair value of originated mortgage servicing rights in connection with the sale of loans in the secondary market. During 1995, the Company sold $15.0 million in residential mortgage loans while retaining the rights to service these loans. Net gains of $245,000 were realized from the sale of these loans which included the recognition of a servicing asset (originated mortgage servicing rights) and origination fees that had been previously collected and deferred in accordance with Statement of Financial Accounting Standards No. 91. Additionally, residential mortgage loans totaling $3.6 million were sold in 1995, servicing released, resulting in realized net gains of $42,000. During 1994, $12.8 million in residential mortgage loans were sold for a net gain of $175,000. The reduction in residential mortgage loan sales in 1994, as compared to 1993, was due, in part, to an increase in the origination of variable rate residential mortgage loans which the Company generally retains for portfolio as part of its asset/liability management program.

The other income category increased 4.1% in 1995 to $582,000, primarily the result of an increase in fees related to wire transfer services, equity lines of credit and check services. In 1994 the other operating income category decreased 4.8% from 1993 primarily as a result of net gains realized in 1993 as a result of the sale of a bank property.

Negatively impacting other operating income for 1995 was a net loss of $229,000 on the sale of securities in the available for sale portfolio. The security losses were incurred primarily in the first quarter of 1995 in connection with the repositioning of the available for sale portfolio into higher yielding government agency securities. During 1994 the Bank sold $4.2 million of government agency securities from the available for sale portfolio resulting in a net gain of $3,000 as compared to sales in 1993 totaling $28.3 million of securities from the held for sale portfolio realizing a net gain of $370,000.

Service charges on deposit accounts declined 4.2% to $1,344,000 in 1995 as compared to $1,403,000 in 1994 due, in part, to a lower volume of insufficient funds charges. In 1994, service charges on deposit accounts increased 9.3% over 1993 as a result of an increased fee schedule implemented during 1994 and substantial growth in commercial checking accounts.

Mortgage servicing fees declined in 1995 to $141,000 from $151,000 in 1994 due to a decline of 5.1% in the average balance of residential mortgage loans serviced for investors. In 1994, mortgage servicing fees increased 98.7% over 1993. During 1994, the Company became an approved seller/servicer for the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation allowing the Company to retain the servicing rights to residential mortgage loans sold in the secondary market.

Other Operating Expense

The following table sets forth other operating expense for the periods ended December 31, 1995, 1994 and 1993 and the percentage change from period to period.

                                                                  Years Ended                    % Change       % Change
                                                                  December 31,                     1995 vs        1994 vs
                                                      1995            1994            1993           1994           1993
- ----------------------------------------------------------------------------------------------------------------------------
                                                              ($ in thousands)
Salaries and benefits                              $ 5,600         $ 5,416         $ 5,217           3.4%           3.8%
Occupancy - net                                      1,445           1,484           1,563          (2.6)          (5.1)
Professional fees                                    1,119             941             696           18.9           35.2
Data processing                                        575             782             742         (26.5)            5.4
FDIC insurance premiums                                392             696             679         (43.7)            2.5
Furniture and equipment                                292             337             505         (13.4)         (33.3)
Other insurance premiums                               220             287             329         (23.3)         (12.8)
Other real estate owned - net                          137             319             552         (57.1)         (42.2)
Other                                                1,598           1,325           1,286           20.6            3.0
- ----------------------------------------------------------------------------------------------------------------------------
    Total other operating expense                  $11,378         $11,587         $11,569          (1.8)%          0.2%
============================================================================================================================



Total other operating expense declined 1.8% to $11,378,000 in 1995 from $11,587,000 in 1994. This decline was realized despite the Company's expansion by opening an additional branch facility during the third quarter of 1995. In 1994 total other operating expense increased 0.2% from $11,569,000 in 1993. Contributing factors are discussed below.

FDIC insurance premiums declined 43.7% to $392,000 in 1995 from $696,000 in 1994. The decrease is, in part, attributable to a rebate of insurance premiums from the FDIC during the third quarter of 1995. This action was required due to statutory limits imposed on the Bank Insurance Fund by the Federal Deposit Improvement Act of 1991. In addition, the Company's premiums were reduced in 1995 due to improved capital levels. The increase in FDIC insurance premiums of 2.5% in 1994 over 1993 was, in large part due to an increase in deposit levels partially offset by a reduction in the Company's insurance premium. The Bank has estimated 1996 FDIC insurance premiums to be approximately $2,000 based on the current rate structure imposed by the FDIC on banks in the "well capitalized" category.

Data processing expense declined 26.5% to $575,000 in 1995, primarily due to the purchase of a new bank-wide hardware and software system during the fourth quarter of 1994, substantially reducing maintenance and equipment costs. In 1994 data processing expense increased 5.4% over 1993, primarily due to costs associated with the conversion to the new bank-wide hardware and software system. During 1996, maintenance and fees related to the computer system are expected to increase as the warranty period expires.

Other real estate owned expense declined 57.1% in 1995 and 42.2% in 1994 due to the significant reduction in the levels of foreclosed properties.

Other insurance premiums declined 23.3% in 1995 and 12.8% in 1994 due to lower premium costs as a result of the Company's improved financial condition and a continued decline in commercial insurance rates.

Furniture and equipment expense declined 13.4% in 1995 to $292,000 from $337,000 in 1994 as a result of assets becoming fully depreciated, with minimal purchases of new furniture and equipment. Declines were realized in both furniture and equipment expense despite additional costs related to the new branch opening. Furniture and equipment expense declined 33.3% in 1994 from $505,000 in 1993, primarily due to the purchase of equipment previously leased and reduced maintenance expenses.

Occupancy expense declined in 1995, by 2.6% or $39,000 and in 1994 by 5.1% from 1993, primarily due to the consolidation of previously leased office space. In 1995 this reduction was offset , in part, by the occupancy costs associated with the new branch facility.

Offsetting these declines in 1995 was an increase in professional fees of 18.9% to $1,119,000 from $941,000 in 1994, primarily due to strategic planning initiatives and costs associated with revisions to executive benefit plans. In 1994, professional fees increased 35.2% over 1993 levels due to corporate legal costs associated with capital plans, the outsourcing of certain functions and additional consulting services.

Salaries and benefits increased 3.4% in 1995 as compared to 1994, primarily due to the implementation of a new bonus and incentive program and an increase in the Company's contribution to the employee 401(k) Plan. Expenses in 1995 were also impacted by the addition of staff for the new branch facility. In 1994, costs associated with a staff reduction program led, in part, to an increase of 3.8% over 1993.

The other expense category increased 20.6% in 1995 to $1,598,000 from $1,325,000 in 1994, primarily the result of advertising costs associated with new Trust products. In addition, in 1995, expenses associated with forms and supplies increased due to the conversion of the Bank's hardware and software system, as well as the opening of a new branch facility. In 1994 the other expense category increased 3.0% over 1993 primarily due to forms and supplies associated with the hardware and software system conversion.


Income Taxes
Since January 1, 1993 the Company has accounted for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". As a result of net operating losses and loss carryovers, the Company had no regular Federal tax liability for the years 1993 through 1995. The Company paid minimum federal and state income taxes in 1995, 1994 and 1993.

As of December 31, 1995, the Company has aggregate net operating loss carryforwards of approximately $5.9 million for federal purposes and $6.5 million for state purposes to offset future income for tax return purposes.

At December 31, 1995, the Company recorded a net deferred tax asset of $2,772,000 representing anticipated future utilization of its net operating loss carryforwards as an offset against future taxable income. See Note 10 of the Notes to the Consolidated Financial Statements included at Item 8 of this Form 10-K.

Fourth Quarter Results
The Company recorded net income of $1,463,000 or $0.14 per fully diluted common share for the fourth quarter of 1995 as compared to $1,213,000 or $0.12 per fully diluted common share for the same period of 1994.

Results of operations for the fourth quarter of 1995, as compared to the 1994 period, were positively impacted by the continued reduction in nonperforming assets and operating expenses along with improvements in total interest income and other operating income. Net income for the fourth quarter of 1994 included the recognition of an additional deferred tax asset of $200,000 as compared to no additional deferred tax assets recognized during the same period of 1995. The Company had previously recognized substantially all of its remaining net deferred tax assets as of September 30, 1995.

Interest income of $5,374,000 for the fourth quarter of 1995 represented an increase of 13.1% over the same period in 1994. This improvement in 1995 was primarily the result of an increase of 6.3% in average interest-earning assets over the 1994 period.

Interest expense of $1,644,000 for the fourth quarter of 1995 increased $433,000, or 35.8%, from the 1994 total of $1,211,000. This increase was, in large part, due to an increase in the cost of funds to 2.5% in the fourth quarter of 1995 as compared to 1.9% for the same period in 1994. Additionally, the average balance of interest-bearing liabilities increased 3.7% in 1995 over the fourth quarter of 1994.

Other operating income for the fourth quarter of 1995 was $1,306,000, as compared to $1,027,000 for the same period of 1994, an increase of 27.2%. This increase is primarily the result of an improvement in trust fees due to new wealth management and investment services offered in 1995. Also, the adoption of SFAS 122 during the fourth quarter of 1995 resulted in a $171,000 gain.

Other operating expense for the fourth quarter of 1995 was $3,060,000, as compared to $3,075,000 for the same period of 1994. This decline is due, in part, to a reduction in other real estate owned expense, data processing expense and FDIC insurance premiums. Partially offsetting these reductions was an increase in professional fees due to strategic planning initiatives undertaken in the fourth quarter of 1995.


Asset/Liability Management
The Bank's asset/liability management program focuses on maximizing net interest income while minimizing balance sheet risk by maintaining what management considers to be an appropriate balance between the volume of assets and liabilities maturing or subject to repricing within the same interval. Asset/liability management also focuses on maintaining adequate liquidity and capital. Interest rate sensitivity has a major impact on the Bank's earnings. Proper asset/liability management involves the matching of short-term interest sensitive assets and liabilities to reduce interest rate risk. Interest rate sensitivity is measured by comparing the dollar difference between the amount of assets maturing or repricing within a specified time period and the amount of liabilities maturing or repricing within the same time period. This dollar difference is referred to as the rate sensitivity or maturity "GAP".

Management's goal is to maintain a cumulative one year GAP of under 10% of total assets. At December 31, 1995, the cumulative one year GAP as a percentage of total assets was 6.90%. The Bank concentrates on originating adjustable rate loans to hold in its loan portfolio to reduce interest rate risk. Deregulation of deposit instruments has allowed the Bank to generate deposit liabilities whose repricing more closely matches that of its loans.

The following table provides detail reflecting the approximate repricing intervals for rate-sensitive assets and liabilities at December 31, 1995:


                                                                    Maturity/Repricing Interval
- ----------------------------------------------------------------------------------------------------------------------------
                                                                    Over
                                                                3 Months
                                               3 Months          through           1 to 5          Over 5
                                                or Less           1 Year            Years           Years           Total
- ----------------------------------------------------------------------------------------------------------------------------
                                                                           ($ in thousands)
Rate-Sensitive Assets:
  Loans(1)                                     $ 84,277         $ 48,372         $ 34,505        $  8,902        $176,056
  Investment securities                          38,902           24,593           13,927           7,916          85,338
  Federal funds sold and other                   14,500              ---              ---             ---          14,500
- ----------------------------------------------------------------------------------------------------------------------------
Total rate-sensitive assets                     137,679           72,965           48,432          16,818         275,894
- ----------------------------------------------------------------------------------------------------------------------------

Rate-Sensitive Liabilities:
  Money market and NOW deposits                  69,957              ---              ---             ---          69,957
  Savings deposits                               45,455              ---              ---             ---          45,455
  Certificates of deposit and other              45,402           20,499           14,936             ---          80,837
  Short-term borrowings                           7,733              ---              ---             ---           7,733
- ----------------------------------------------------------------------------------------------------------------------------
Total rate-sensitive liabilities                168,547           20,499           14,936             ---         203,982
- ----------------------------------------------------------------------------------------------------------------------------

Gap                                           $(30,868)         $ 52,466         $ 33,496        $ 16,818        $ 71,912
============================================================================================================================

Cumulative Gap                                $(30,868)         $ 21,598         $ 55,094        $ 71,912
============================================================================================================================

Cumulative percentage of
  rate-sensitive assets to
  rate-sensitive liabilities                        82%             111%             127%              135%
============================================================================================================================

(1) Excludes nonaccrual loans of $1,996,000 and is net of deferred loan fees of $260,000.

The principal amount of each asset and liability is included in the above table in the earliest period in which it matures, reprices or is subject to call.

Nonaccrual loans have been excluded from rate-sensitive assets. Regular savings accounts, money market accounts and NOW deposits have been included in the "3 Months or Less" category. However, these deposits have historically remained stable and are an integral part of the Bank's funding and asset/liability management strategy.

Noninterest-bearing demand deposits of $78,421,000 have been excluded from the table. These deposits, which also have historically been stable, are used to fund net interest rate sensitive assets beyond three months.

One measure of interest rate sensitivity is the excess or deficiency of assets that mature or reprice in one year or less. As shown in the preceding table, rate-sensitive assets that mature or reprice in one year total $210,644,000 and rate-sensitive liabilities that mature or reprice in one year total $189,046,000. The resulting positive one year rate-sensitive gap is $21,598,000. During periods of rising interest rates, a positive gap position can be an advantage if more rate-sensitive assets than rate-sensitive liabilities reprice at higher rates, creating a favorable impact on net interest income. This impact may be mitigated somewhat if the level of nonaccrual loans and other real estate owned increase, resulting in a decrease in rate-sensitive assets. During a falling rate environment, a negative rate gap can be an advantage. However, the impact of rising and falling interest rates on net interest income may not directly correlate to the Company's GAP position since interest rate changes and the timing of such changes can be impacted by management's actions as well as by competitive and market factors. As interest rates change, yields earned on assets do not necessarily move in parallel with rates paid on liabilities.


Liquidity
Liquidity management involves the ability to meet the cash flow requirements of depositors who want to withdraw funds or borrowers who need assurance that sufficient funds will be available to meet their credit needs. The objective of liquidity management is to determine and maintain an appropriate level of liquid interest-earning assets. Aside from cash on hand and due from banks, the Bank's more liquid assets are Federal funds sold and securities available for sale. On a daily basis, the Bank lends its excess funds to other commercial institutions in need of Federal funds. Such cash and cash equivalents totaled $38,613,000 or 12.3% of total assets at December 31, 1995, as compared with $18,010,000 or 6.4% of total assets at December 31, 1994. Securities available for sale were $85,338,000 at December 31, 1995 compared with $27,190,000 at December 31, 1994.

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

In addition, the Bank has two unsecured lines of credit with correspondent banks totaling $5,000,000. The outstanding balance of these lines was $5,000,000 at December 31, 1995.

During the second quarter of 1995, the Bank became a member of the Federal Home Loan Bank of Boston ("FHLBB"). Services offered by the FHLBB include an unsecured credit line of up to a maximum of 2% of the Bank's assets, and collateralized fixed and variable rate borrowings. At December 31, 1995 these available lines amounted to $17.1 million. The FHLBB also offers cash management services, investment services, as well as lower cost advances for affordable housing or community investment programs. The Bank did not have any borrowings from the FHLBB at December 31, 1995.

Additional sources of liquidity are available to the Company through the Federal Reserve Bank's discount window and the sale of certain investment securities to securities firms and correspondent banks under repurchase agreements. Such agreements are generally short-term. The outstanding balance of securities sold under repurchase agreements at December 31, 1995 was $1,050,000. The discount window, if needed, would allow the Company to cover any short-term liquidity needs without reducing earning assets. At December 31, 1995, the Company did not have any borrowings from the Federal Reserve Bank's discount window.

Management believes the above sources of liquidity are adequate to meet the Company's funding needs in 1995 and in the foreseeable future. Bancorp has minimal operations and therefore does not generate or utilize a significant amount of funds. Dividends paid by the Company are funded utilizing proceeds from the exercise of warrants and options and dividends received from the Bank (although no dividends were paid by the Bank in 1995). Excess proceeds from the exercise of warrants and options may from time to time result in a loan to the Bank by Bancorp. At December 31, 1995, Bancorp had loaned a total of $426,000 to the Bank under such arrangement.

The Bank is prohibited by Connecticut banking law from paying dividends except from its net profits, which are defined as the remainder of all earnings from current operations. The total of all dividends declared by the Bank in any calendar year may not, unless specifically approved by the State of Connecticut Banking Commissioner, exceed the total of its net profits for that year combined with its retained net profits from the preceding two years. These dividend limitations can affect the amount of dividends payable to Bancorp as the sole stockholder of the Bank, and therefore affect Bancorp's payment of dividends to its stockholders.


Capital Resources
Stockholders' equity increased by $7,884,000 or 48.1% in 1995 to $24,282,000 as compared to $16,398,000 at December 31, 1994. This increase is primarily due to earnings of $6.8 million and the exercise of 1,997,000 warrants by preferred stockholders, which resulted in additional capital of $1,498,000. Additionally, a net change of $376,000 in the unrealized appreciation of the securities available for sale portfolio positively impacted stockholders' equity at December 31, 1995, as compared to December 31, 1994. Stockholders' equity was reduced by the payment of $865,000 in dividends, which the Company resumed in 1995.

At December 31, 1995, Bancorp's Tier 1 capital to average assets ratio (leverage ratio) was 8.18% and its total capital to risk-weighted asset ratio was 14.02%, exceeding minimum requirements.

In the fourth quarter of 1992, the Company strengthened capital through a rights offering to existing shareholders. All registered holders of the Company's Common Stock as of February 21, 1992 were entitled to acquire additional shares of Common Stock. Prior to the expiration date of May 31, 1994, a total of $1,117,000, net of expenses of $102,000, was raised through the rights offering.

In February 1992, the Company completed a private placement of 46,700 investment units, resulting in total proceeds of $4,670,000 and net proceeds, after
expenses,  of  $4,320,000.   Each  unit  consists  of  one  share  of  Series  A
Noncumulative Convertible Preferred stock and fifty warrants. These warrants became exercisable on January 1, 1994 at an exercise price of $.75 per share. During 1995 and 1994 a total of 2,009,500 warrants were exercised, resulting in total proceeds of $1,507,125 to the Company. At December 31, 1995, there were 325,500 warrants outstanding. There is no assurance as to the number of warrants, if any, that will be exercised in the future. All warrants expire on December 31, 1996.

Item 8
Financial Statements and Supplementary Data
- --------------------------------------------------------------------------------


                                              WESTPORT BANCORP, INC.
                                       CONSOLIDATED STATEMENTS OF CONDITION
                                        ($ in thousands, except share data)
                                                                                                 December 31,
- -----------------------------------------------------------------------------------------------------------------------
                                                                                              1995              1994
- -----------------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                                                   $ 24,113          $ 18,010
Federal funds sold                                                                          14,500               ---
- -----------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents                                                                 38,613            18,010
- -----------------------------------------------------------------------------------------------------------------------
Securities available for sale, at market value                                              85,338            27,190
Securities held to maturity, at cost
  (market value: $39,678)                                                                      ---            43,206
- -----------------------------------------------------------------------------------------------------------------------
  Total securities                                                                          85,338            70,396
- -----------------------------------------------------------------------------------------------------------------------
Loans                                                                                      178,052           186,648
Allowance for loan losses                                                                  (2,854)           (3,341)
- -----------------------------------------------------------------------------------------------------------------------
  Loans - net                                                                              175,198           183,307
- -----------------------------------------------------------------------------------------------------------------------
Premises and equipment - net                                                                 4,933             5,137
Accrued interest receivable                                                                  2,247             1,758
Other real estate owned - net                                                                  ---               352
Other assets                                                                                 6,588             4,544
- -----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                              $312,917          $283,504
=======================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Noninterest-bearing deposits                                                              $ 78,421          $ 72,972
Interest-bearing deposits                                                                  196,249           180,986
- -----------------------------------------------------------------------------------------------------------------------
  Total deposits                                                                           274,670           253,958
- -----------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                                                        7,733            10,484
Other liabilities                                                                            6,232             2,664
- -----------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                        288,635           267,106
- -----------------------------------------------------------------------------------------------------------------------

Commitments and contingencies - Note 8

Stockholders' equity:
  Preferred stock - $.01 par value;  authorized  2,000,000 shares;
    outstanding, 41,850 and 43,950 shares
    in 1995 and 1994, respectively                                                               1                 1
  Common stock - $.01 par value; authorized, 20,500,000
    shares; outstanding, 5,433,665 and 3,211,752 shares
    in 1995 and 1994, respectively                                                              54                32
  Additional paid in capital                                                                22,980            21,459
  Retained earnings (deficit)                                                                1,285           (4,680)
  Net unrealized depreciation on securities available
    for sale, net of tax                                                                      (38)             (414)
- -----------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                              24,282            16,398
- -----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $312,917          $283,504
=======================================================================================================================

See notes to consolidated financial statements.




                                              WESTPORT BANCORP, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                      ($ in thousands, except per share data)


                                                                                   Years Ended December 31,
- -------------------------------------------------------------------------------------------------------------------------
                                                                         1995               1994                 1993
- -------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Loans                                                                 $16,200             $13,729              $13,482
Securities                                                              4,366               3,484                1,798
Federal funds sold and other                                              159                 121                  429
- -------------------------------------------------------------------------------------------------------------------------
     Total interest income                                             20,725              17,334               15,709
- -------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Deposits                                                                5,110               4,443                5,642
Short-term borrowings                                                     917                 306                   42
- -------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                             6,027               4,749                5,684
- -------------------------------------------------------------------------------------------------------------------------
     Net interest income                                               14,698              12,585               10,025
Provision for loan losses                                               1,500               1,800                2,890
- -------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
   for loan losses                                                     13,198              10,785                7,135
- -------------------------------------------------------------------------------------------------------------------------
OTHER OPERATING INCOME:
Trust fees                                                              1,880               1,637                1,573
Service charges on deposit accounts                                     1,344               1,403                1,284
Loan sale gains - net                                                     287                 175                1,287
Mortgage service fees                                                     141                 151                   76
Realized security gains (losses) - net                                  (229)                   3                  370
Securities held for sale - lower of aggregate
  cost or market adjustment                                               ---                 ---                  207
Other                                                                     582                 559                  587
- -------------------------------------------------------------------------------------------------------------------------
     Total other operating income                                       4,005               3,928                5,384
- -------------------------------------------------------------------------------------------------------------------------
OTHER OPERATING EXPENSE:
Salaries and benefits                                                   5,600               5,416                5,217
Occupancy - net                                                         1,445               1,484                1,563
Professional fees                                                       1,119                 941                  696
Data processing                                                           575                 782                  742
FDIC insurance premiums                                                   392                 696                  679
Furniture and equipment                                                   292                 337                  505
Other insurance premiums                                                  220                 287                  329
Other real estate owned - net                                             137                 319                  552
Other                                                                   1,598               1,325                1,286
- -------------------------------------------------------------------------------------------------------------------------
     Total other operating expense                                     11,378              11,587               11,569
- -------------------------------------------------------------------------------------------------------------------------
     Income before income taxes                                         5,825               3,126                  950
Income tax benefit                                                    (1,005)             (1,236)                (252)
- -------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                            $ 6,830             $ 4,362              $ 1,202
=========================================================================================================================
Earnings per share:
    Primary                                                           $  0.66             $  0.44              $  0.12
    Fully diluted                                                     $  0.65                 ---                  ---
=========================================================================================================================
Weighted  average  number  of  common  shares
and  common   equivalent  shares  outstanding:
    Primary                                                        10,364,606          10,381,834           10,513,188
    Fully diluted                                                  10,469,299                 ---                  ---
=========================================================================================================================

See notes to consolidated financial statements.


                                                    WESTPORT BANCORP, INC.
                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                      ($ in thousands)


                                                                                                            Net Unrealized
                                     Preferred Stock         Common Stock                                    Depreciation
                                 --------------------    -------------------   Additional     Retained      on Securities
                                 Number of               Number of               Paid in      Earnings    Available for Sale,
                                  Shares       Amount      Shares     Amount     Capital     (Deficit)        Net of Tax      Total
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1993             46,200     $   1    2,865,139    $    29    $21,231      $(10,244)          ---        $11,017
- ------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                        1,202          ---          1,202
Issuance of Common Stock -              ---       ---          ---        ---        ---            ---          ---            ---
  1992 Rights Offering                  ---       ---       91,226          1        185            ---          ---            186
  Stock Conversion                  (1,250)       ---      125,000          1        (1)            ---          ---            ---
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993           44,950         1    3,081,365         31     21,415        (9,042)          ---         12,405
- ------------------------------------------------------------------------------------------------------------------------------------
Net Income                              ---       ---          ---        ---        ---          4,362          ---          4,362
Issuance of Common Stock -
  Warrants exercised                    ---       ---       12,500        ---         10            ---          ---             10
  Employee Options exercised            ---       ---       17,500        ---         35            ---          ---             35
  1992 Rights Offering                  ---       ---           13        ---        ---            ---          ---            ---
  Dividend Reinvestment and
    Stock Purchase Plan                 ---       ---          374        ---        ---            ---          ---            ---
  Stock Conversion                  (1,000)       ---      100,000          1        (1)            ---          ---            ---
Change in net unrealized
  depreciation on securities
  available for sale, net of tax        ---       ---          ---        ---        ---            ---        $(414)         (414)
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994           43,950         1    3,211,752         32    $21,459        (4,680)         (414)        16,398
- ------------------------------------------------------------------------------------------------------------------------------------
Net Income                              ---       ---          ---        ---        ---          6,830          ---          6,830
Issuance of Common Stock -
  Warrants exercised                    ---       ---    1,997,000         21      1,477            ---          ---          1,498
  Employee Options exercised            ---       ---        9,750        ---         19            ---          ---             19
  Stock Conversion                  (2,100)       ---      210,000          1        (1)            ---          ---            ---
  Dividend Reinvestment and
   Stock Purchase Plan                  ---       ---        5,163        ---         26            ---          ---             26
Dividends -
  Preferred Stock                       ---       ---          ---        ---        ---          (380)          ---          (380)
  Common Stock                          ---       ---          ---        ---        ---          (485)          ---          (485)
Change in net unrealized
  depreciation on securities
  available for sale, net of tax        ---       ---          ---        ---        ---            ---           376           376
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995           41,850     $   1    5,433,665     $   54    $22,980       $  1,285        $ (38)       $24,282
====================================================================================================================================

See notes to consolidated financial statements.



                                              WESTPORT BANCORP, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 ($ in thousands)

                                                                           Years Ended December 31,
- ---------------------------------------------------------------------------------------------------------------
                                                                      1995             1994             1993
- ---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                       $   6,830        $   4,362        $   1,202
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for loan losses                                        1,500            1,800            2,890
    Recognition of net deferred tax asset                          (1,122)          (1,300)            (350)
    Depreciation, amortization and accretion                           863            1,021            1,160
    Provision and losses on other real estate owned - net              129              191              413
    Loan sale gains - net                                            (287)            (175)          (1,287)
    Securities held for sale - lower of aggregate
      cost or market adjustment                                        ---              ---            (207)
    Realized security (gains) losses - net                             229              (3)            (370)
    Decrease (increase) in accrued interest receivable               (489)              713            (994)
    Decrease (increase) in other assets                              (896)            (208)               99
    Increase (decrease) in other liabilities                         3,568              328             (94)
- ---------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                       10,325            6,729            2,462
- ---------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Proceeds from maturities of securities -
    Available for sale                                               6,500           37,890           27,039
    Held to maturity                                                 1,000           12,507              ---
Proceeds from sales of securities -
    Available for sale                                              28,770            4,202           28,294
Principal collected on securities                                    5,477            1,201            1,961
Purchase of securities held to maturity                            (4,999)         (14,454)         (39,697)
Purchase of securities available for sale                         (51,675)         (21,404)         (78,171)
Increase in loans - net                                           (13,553)         (43,032)         (30,728)
Loans repurchased by the FDIC                                        2,490            1,432            1,893
Proceeds from sales of loans                                        18,867           12,949           48,486
Purchase of loans                                                    (997)            (817)             (61)
Proceeds from sales of other real estate owned                         312            1,393            3,162
Additions to other real estate owned                                   ---            (111)             (50)
Purchases of premises and equipment                                  (553)            (999)            (262)
Proceeds from sale of premises                                         ---              ---              152
- ---------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                          (8,361)          (9,243)         (37,982)
- ---------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Increase in noninterest-bearing deposits - net                       5,449           15,493            5,142
Increase (decrease) in interest-bearing deposits - net              15,263         (17,051)           12,538
Increase (decrease) in short-term borrowings - net                 (2,751)            8,084            2,067
Proceeds from issuance of Common Stock - net                         1,543               45              186
Dividends                                                            (865)              ---              ---
Other - net                                                            ---              ---             (98)
- ---------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                       18,639            6,571           19,835
- ---------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                    20,603            4,057         (15,685)
Cash and cash equivalents at beginning of year                      18,010           13,953           29,638
- ---------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents at end of year                      $ 38,613         $ 18,010         $ 13,953
===============================================================================================================

See notes to consolidated financial statements.

                             WESTPORT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
Summary of Significant Accounting and Reporting Policies


Principles of Consolidation
The consolidated financial statements include the accounts of Westport Bancorp, Inc. ("Bancorp") and its subsidiary, The Westport Bank & Trust Company (the "Bank") (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated.

Basis of Financial Statement Presentation
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles within the banking industry.

In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statement of condition and the reported amounts of revenues and expenses during the reporting period. Actual future results could differ significantly from these estimates. Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired through foreclosures or in satisfaction of loans. In determining the allowance for loan losses and the valuation of other real estate owned, independent appraisals are obtained for significant properties collateralizing loans or other real estate owned. Future additions to the allowance for loan losses or write-downs of other real estate owned may be necessary based on changes in economic conditions, particularly in the Bank's service area, Fairfield County, Connecticut. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and the carrying value of other real estate owned. Such agencies may recommend that the Bank recognize additions to the allowance for loan losses or the reserve for other real estate owned based on their judgments and information available to them at the time of their examinations.

Securities
Effective January 1, 1994, the Bank adopted Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Adoption of SFAS 115 did not have a material effect on the financial statements.

In accordance with SFAS 115, at the time of purchase, investment securities are classified as available for sale if the securities are purchased for asset/liability management and liquidity purposes, or as held to maturity if management has the intent and ability to hold the securities to maturity. However, in the fourth quarter of 1995, the FASB provided companies with a one time opportunity to reclassify securities between the available for sale portfolio and the held to maturity portfolio. The Company took advantage of this opportunity and reclassified its entire $42,459,000 held to maturity portfolio to the available for sale portfolio. This reclassification resulted in the transfer of $146,000 to the unrealized depreciation on the securities available for sale component of stockholder's equity, before the related tax effect. This reclassification is not reflected in the consolidated statement of cash flows because no cash was involved.

Securities in the available for sale portfolio are carried at fair value, with unrealized gains and losses net of tax, adjusted for the amortization of premiums or accretion of purchase discounts, recorded in a separate component of stockholders' equity. Gains and losses on the sale of securities in the available for sale portfolio are determined by specific identification and are included in operations.

Securities which are classified as held to maturity are stated at cost, adjusted for amortization of premiums or accretion of discounts to the date of maturity or earlier call date or, in the case of mortgage-backed securities, over the estimated life of the security. The Company has the ability and intention to hold these investments until maturity.

If a security held in either the available for sale portfolio or held to maturity portfolio has experienced a decline that is other than temporary, it is written down to estimated fair value through a charge to operations.

Prior to the adoption of SFAS 115 on January 1, 1994, securities available for sale were carried at the lower of aggregate cost or market while securities held to maturity were carried at cost. In both cases, cost was adjusted for the amortization of premiums or accretion of discount.


Loans
Effective January 1, 1995, the Bank adopted FASB's Statement of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan", and Statement of Financial Accounting Standards No. 118 ("SFAS 118"), "Accounting by Creditors for Impairment of a Loan - Income
Recognition and Disclosures". SFAS 114 and 118 address the accounting by creditors for impairment of certain loans and the recognition of interest income on these loans and requires that impairment of certain loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of collateral. The adoption did not materially affect the Company's consolidated financial statements or the amount of the allowance for loan losses.

Interest income on loans is accrued based on rates applied to principal amounts outstanding and includes loan fees, net of direct origination costs, which are amortized over the term of the loan using the interest method. The accrual of interest is discontinued when: 1) it appears that future collection of interest or principal may be doubtful, or 2) when principal or interest is due and remains unpaid for ninety days or more, unless the loan is both well secured and in the process of collection. At the time a loan is placed on nonaccrual status, interest accrued but not collected is generally reversed. Nonaccrual loans that commence repayment are returned to accrual status only when, in management's opinion, there has been demonstrated performance for a reasonable period and continued timely repayment according to loan terms is reasonably
assured.   Restructured  loans  represent  loans  formally  renegotiated  as  to maturity, or at interest rates lower than market rates at the time of restructure. To the extent these loans are currently performing and the interest rate remains below market, they are presented as impaired accruing loans and are included in the consolidated financial statements as nonperforming assets.


Allowance for Loan Losses
The provision for loan losses is the amount deemed appropriate by management to maintain the allowance for loan losses at a level adequate to absorb probable losses in the loan portfolios. The allowance for loan losses is based on estimates; actual losses may vary from the current estimates. In estimating losses, consideration is given to the performance of the loan, the financial condition of the borrower or guarantor, an analysis of the borrower's cash flow, estimates of the current value of the underlying collateral based on appraisals or recent sale prices (net of costs of disposal), the overall risk characteristics of the Company's portfolios, past credit experience, current economic and real estate market conditions, and other relevant factors. Management monitors these factors and adjustments are reported in earnings in the period in which they become known.

When losses on specific loans are judged by management to be certain, the portion deemed uncollectible is charged to the allowance for loan losses. Subsequent recoveries, if any, are credited to the allowance.

In accordance with SFAS 114 and 118, effective January 1, 1995 the Company revised the method by which the allowance for loan losses is determined for impaired loans. The impact of this change was not material.


Mortgage Banking Activities
The Bank originates residential mortgage loans, some of which are held in portfolio and others of which are sold to investors. Loans originated for sale but not yet sold are carried at the lower of cost or market. Origination and commitment fees, net of direct origination costs, relating to sold loans are recognized as a component of the gain on loan sales. The Bank serviced, on behalf of investors, approximately $50.7 million, $41.3 million and $45.9 million of residential mortgage loans at December 31, 1995, 1994 and 1993, respectively.

In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122 ("SFAS 122"), "Accounting for Mortgage Servicing Rights". SFAS 122 addresses the accounting for mortgage servicing rights for purchased as well as originated mortgages by a servicer. Additionally, SFAS 122 requires the capitalization of the fair value of mortgage servicing rights and amortization of these rights in proportion to the net servicing income over the period during which servicing income is expected. The Company adopted SFAS 122 in the fourth quarter of 1995. The adoption of SFAS 122 resulted in the recognition of a servicing asset of $171,000, which amount is included in 1995 loan sale gains on the statement of income.

Other Real Estate Owned
Other real estate owned ("OREO") consists of properties acquired through foreclosure. OREO properties are recorded at the lower of cost or fair value, less estimated disposal costs, at the date transferred to OREO. Losses arising at the time of transfer to OREO are charged against the allowance for loan losses. Subsequent write-downs of the carrying value of these properties may be required to reflect the properties at the lower of cost (market value at the date of transfer to OREO) or market value and are charged to operations. Realized gains and losses from the sale of OREO are also included in operations. Transfers of loans to OREO of $450,000 and $524,000 in 1994 and 1993, respectively, are not reflected in the consolidated statement of cash flows because no cash was involved in these transfers. No loans were transferred to OREO during 1995. The 1994 transfer of an OREO property, valued at $1,349,000, to bank-owned premises is also not reflected in the consolidated statement of cash flows because no cash was involved in the transfer.


Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed principally on the straight-line method over the estimated useful life of each type of asset, ranging from 3 to 30 years, or the lease term, if shorter.


Income Taxes
In January 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method (APB Opinion No. 11) to an asset and liability approach. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. Adoption of SFAS 109 had no effect on the Company's consolidated financial statements due to the tax position of the Company at that time.


Earnings Per Share
Primary and fully diluted earnings per share were computed by dividing earnings (adjusted, if applicable) by the weighted average number of common shares and common share equivalents outstanding. For primary earnings per share, common share equivalents are computed using the average closing price of the Company's common stock for the period. For fully diluted earnings per share, common share equivalents are computed using the closing price of the Company's common stock at the end of the period. Fully diluted earnings per share were not applicable in 1994 and 1993.

For the year ended December 31, 1995 and 1994, the computation includes 4,706,250 and 3,148,913 weighted average common shares outstanding and 1,483,337 and 2,787,921 weighted average common equivalent shares, (fully diluted for 1995), respectively, computed under the treasury stock method. The earnings per share computations also include 4,279,712 and 4,445,000 weighted average common shares in 1995 and 1994, respectively, issuable upon the adjusted conversion of preferred stock. Adjusted earnings consist of net income and the interest effect of the assumed reduction in short-term borrowings, computed under the treasury stock method.

Other
For purposes of presenting the consolidated statements of cash flows, cash equivalents include due from banks, interest-bearing deposits with banks and Federal funds sold, all of which have original maturities of three months or less.

Trust income is recorded on an accrual basis. Assets held in a fiduciary or agency capacity for customers are not included in the consolidated statements of condition since such items are not assets of the Bank.

Certain amounts from prior years have been reclassified to conform with the 1995 presentation.



Note 2
Regulatory Matters

The Federal Reserve Board and the Federal Deposit Insurance Corporation (FDIC) require bank holding companies and banks, respectively, to comply with capital guidelines based upon the ratio of capital to total assets adjusted for risk.

The following summarizes the minimum capital requirements and Bancorp's capital position (there are no significant differences between the Bank's and Bancorp's capital ratios) at December 31, 1995.

                                                      Regulatory
                                  Bancorp               Minimum
- --------------------------------------------------------------------------------
                                        ($ in thousands)

Tier 1 leverage ratio                8.18%                 3.00%(1)
Tier 1 leverage capital           $23,903                $8,766

Tier 1 risk-based ratio             12.77%                 4.00%
Tier 1 risk-based capital         $23,903                $7,487

Total risk-based ratio              14.02%                 8.00%
Total risk-based capital          $26,249               $14,973

Risk-weighted assets             $187,167                   ---


(1) An additional 1% to 2% and the corresponding additional capital is required for all but the most highly rated institutions.


The Federal Deposit Insurance Act ("FDIA"), as amended by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), classifies banks in one of five categories according to capital levels. At December 31, 1995, the Company was "well capitalized" under FDIA, as amended, based upon the above capital ratios. Deterioration of economic conditions and real estate values could adversely affect future results, leading to increased levels of loan charge-offs, provision for loan losses and nonaccrual loans, affecting the ability of the Company to maintain the well capitalized classification, and resulting in reductions in income and total capital.

Note 3
Investment Securities

In accordance with SFAS 115 and as discussed in Note 1, during the fourth quarter of 1995, the Company's held to maturity portfolio was reclassified as available for sale.


Securities Available for Sale
The aggregate amortized cost and estimated market value of securities available for sale at December 31, 1995 and 1994 were as follows:

                                        December 31, 1995                                       December 31, 1994
- ----------------------------------------------------------------------------------------------------------------------------
                                               Gross                                                    Gross
                                          Unrealized     Market                                    Unrealized      Market
                               Cost           Losses      Value                          Cost          Losses       Value
- ----------------------------------------------------------------------------------------------------------------------------
                                                                    ($ in thousands)
U.S. Treasury and
  Government Agency         $85,397            $(64)        $85,333                   $27,604          $(414)     $27,190
Other                             5              ---              5                       ---             ---         ---
- ----------------------------------------------------------------------------------------------------------------------------
Total                       $85,402            $(64)        $85,338                   $27,604          $(414)     $27,190
============================================================================================================================


Sales of securities available for sale during 1995 consisted of $28.8 million of U.S. Government Agency securities. During 1994, sales of securities from the available for sale portfolio consisted of $4.2 million of U.S. Government Agency securities. Gains of $59,000 and $3,000 for 1995 and 1994, respectively, were realized on the sales of these securities. Losses of $288,000 were realized on the sale of securities during 1995. No losses were realized in 1994 from sales of securities.

The following represents the contractual maturities and weighted average yields of securities available for sale at December 31, 1995. Expected maturities may differ from contractual maturities due to prepayments.

                                                After 1             After 5
                            Within           But Within          But Within                 After
                            1 Year              5 Years            10 Years              10 Years              Total
- -------------------------------------------------------------------------------------------------------------------------------
                            Amount   Yield       Amount   Yield      Amount       Yield    Amount    Yield    Amount   Yield
- -------------------------------------------------------------------------------------------------------------------------------
                                                                  ($ in thousands)
U.S. Treasury and
  Government Agency        $ 5,057    4.8%      $64,431    6.1%     $ 4,457        5.5%   $11,388     6.7%   $85,333    6.0%
Other                            5     5.5          ---     ---         ---         ---       ---      ---         5     5.5
- -------------------------------------------------------------------------------------------------------------------------------

Total                     $  5,062    4.8%      $64,431    6.1%     $ 4,457        5.5%   $11,388     6.7%   $85,338    6.0%
===============================================================================================================================

Securities Held to Maturity
The table below summarizes the aggregate financial statement carrying value and market value of securities held to maturity at December 31, 1994. The Company had no securities in the held to maturity portfolio at December 31, 1995.


                                                December 31, 1994
- ------------------------------------------------------------------------------------------------------
                             Financial           Gross                Gross
                             Statement      Unrealized           Unrealized       Market
                        Carrying Value           Gains               Losses        Value
- ------------------------------------------------------------------------------------------------------
                                                 ($ in thousands)
U.S. Treasury and
  Government Agency            $26,993          $  ---            $ (2,255)      $24,738
Mortgage-backed
  securities                    16,208             ---              (1,273)       14,935
Other                                5             ---                  ---            5
- ------------------------------------------------------------------------------------------------------

Total                          $43,206          $  ---           $  (3,528)      $39,678
======================================================================================================



Note 4
Restricted Assets

At December 31,  1995,  securities  with a carrying  value of  $12,652,000  were
pledged  to  secure  treasury   deposits,   municipal  deposits  and  repurchase
agreements.

Cash and due from  banks of  $5,488,000  was  subject  to  withdrawal  and usage
restrictions   as  of  December  31,  1995,  as  a  result  of  Federal  Reserve requirements to maintain certain average balances.

Note 5
Loans

The composition of the Bank's loan portfolio at December 31, 1995 and 1994 was as follows:

                                         1995                               1994
- ---------------------------------------------------------------------------------------------------------------
                                             Percent                              Percent
                                                  of                                   of
                                               Total                                Total
                                Amount         Loans                Amount          Loans
- ---------------------------------------------------------------------------------------------------------------
                                                   ($ in thousands)
Mortgage:
  Construction and
    land development         $   3,234           1.8%            $   1,079             .6%
   Secured by
    residential property        52,931          29.7                57,937           31.0
   Secured by
    commercial property         41,903          23.5                46,076           24.6
Commercial                      46,422          26.0                51,462           27.5
Home equity                     24,842          13.9                23,019           12.3
Consumer                         7,982           4.5                 6,451            3.5
Other                              998            .6                 1,026             .5
- ---------------------------------------------------------------------------------------------------------------
   Total loans                 178,312        100.0%               187,050         100.0%
                                              =====                                =====

Less:
  Allowance for loan losses      2,854                               3,341
  Deferred loan fees               260                                 402
- ---------------------------------------------------------------------------------------------------------------
Loans - net                   $175,198                            $183,307
===============================================================================================================

Changes in the allowance for loan losses for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                                           1995                1994                 1993
- -----------------------------------------------------------------------------------------------------------
                                                                    ($ in thousands)

Allowance for loan losses, January 1,                   $ 3,341             $ 3,024              $ 3,998
- -----------------------------------------------------------------------------------------------------------
Loans charged-off:
  Mortgage:
     Secured by residential property                      (347)               (344)              (1,091)
     Commercial and other                               (1,054)               (737)              (1,153)
  Commercial                                              (795)               (707)              (1,496)
  Home equity                                              (35)                (49)                (328)
  Consumer and other                                      (135)               (258)                (305)
- -----------------------------------------------------------------------------------------------------------
    Total loans charged-off                             (2,366)             (2,095)              (4,373)
- -----------------------------------------------------------------------------------------------------------

Recoveries on amounts previously charged-off:
  Mortgage:
     Secured by residential property                         51                  23                   45
     Commercial and other                                    51                   7                  106
  Commercial                                                118                 400                  199
  Home equity                                                16                  20                   59
  Consumer and other                                         54                 162                  100
- -----------------------------------------------------------------------------------------------------------
    Total recoveries                                        290                 612                  509
- -----------------------------------------------------------------------------------------------------------

  Net loans charged-off                                 (2,076)             (1,483)              (3,864)
Provision charged to operating expenses                   1,500               1,800                2,890
Other (1)                                                    89                 ---                  ---
- -----------------------------------------------------------------------------------------------------------
Allowance for loan losses, December 31,                 $ 2,854             $ 3,341              $ 3,024
===========================================================================================================

(1) Transfer from the OREO valuation allowance to the allowance for loan losses.

Nonperforming assets at December 31, 1995 and 1994 were as follows:


                                                 1995                1994
- -------------------------------------------------------------------------------
                                                      ($ in thousands)
Loans 90 days or more past due
  on accrual status:
  Mortgage:
    Secured by residential property          $      5            $     78
    Commercial and other                          ---                 ---
  Commercial                                      ---                   6
  Home equity                                     149                 102
  Consumer and other                                4                  14
- -------------------------------------------------------------------------------
  Total                                           158                 200
- -------------------------------------------------------------------------------

Nonaccrual loans:
  Mortgage:
    Secured by residential property                85               2,659
    Commercial and other                        1,098               1,098
  Commercial                                      813                 500
  Home equity                                     ---                  59
  Consumer and other                              ---                 ---
- -------------------------------------------------------------------------------
  Total                                         1,996               4,316
- -------------------------------------------------------------------------------

Impaired accruing loans                           447               3,724
- -------------------------------------------------------------------------------

  Total nonperforming loans                     2,601               8,240

Other real estate owned                           ---                 352
- -------------------------------------------------------------------------------

  Total nonperforming assets                  $ 2,601             $ 8,592
===============================================================================

At December 31, 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS 114 and 118 totaled $2,443,000, of which $1,996,000 were nonaccrual loans. At December 31, 1995, the valuation allowance related to all impaired loans totaled $634,000 and is included in the allowance for loan losses on the statement of condition. For the year ended December 31, 1995, the average recorded investment in impaired loans was approximately $5.2 million. During 1995, total interest of $95,000 was recognized on accruing impaired loans.

The Bank would have recorded an additional $214,000, $183,500 and $382,000 of interest income in the years ended December 31, 1995, 1994 and 1993, respectively, if loans on nonaccrual status at each year end had been current throughout the year. At December 31, 1995, the Bank has no commitments to lend additional funds to borrowers whose loans are classified as nonaccrual or impaired. The Bank would have recorded an additional $7,700, $27,000 and $113,000 of interest income during 1995, 1994 and 1993 if accruing restructured loans had made payments in accordance with the original repayment terms.

Certain directors, executive officers and affiliates of the Bank had loans outstanding aggregating approximately $511,000 and $1,579,000, at December 31, 1995 and 1994,respectively. Such loans were made on substantially the same terms as comparable loans to others and were performing in 1995 and 1994. Changes in loans outstanding to such parties during 1995 and 1994 were as follows:

                                          December 31,
                                   1995                1994
- -------------------------------------------------------------------------------
                                       ($ in thousands)

Balance, January 1,               $ 1,579             $ 1,324
Additional loans                      205                 637
Loans repaid                      (1,273)               (244)
Other                                 ---               (138)
- -------------------------------------------------------------------------------
Balance, December 31,             $   511             $ 1,579
===============================================================================

The "other" amount primarily represents loans to directors and officers (including members of their immediate families or associates) who resigned, retired or changed qualifying employment status during the year ended December 31, 1994.



Note 6
Premises and Equipment

Premises and equipment and accumulated depreciation and amortization are summarized as follows:

                                             December 31,
                                      1995                  1994
- -------------------------------------------------------------------------------
                                           ($ in thousands)

Land                                $    572             $    572
Premises                               3,817                3,847
Equipment                              2,482                2,971
Leasehold improvements                 1,018                1,027
- -------------------------------------------------------------------------------
     Total                             7,889                8,417
Less:  Accumulated depreciation
          and amortization           (2,956)              (3,280)
- -------------------------------------------------------------------------------
Premises and equipment - net         $ 4,933              $ 5,137
===============================================================================

Note 7
Deposits and Short-term Borrowings

Deposits by major classifications were as follows:
                                                     December 31,
                                            1995         1994            1993
- --------------------------------------------------------------------------------
                                                  ($ in thousands)
Demand                                  $ 78,421       $ 72,972        $ 57,479
NOW                                       47,816         51,861          55,047
Savings                                   45,455         56,854          61,944
Money market                              22,141         27,541          28,393
Certificates of deposit and other         80,837         44,730          52,653
- --------------------------------------------------------------------------------
   Total deposits                       $274,670       $253,958        $255,516
================================================================================


Included in the table above are certificates of deposit in denominations of $100,000 or more. These certificates and their remaining maturities were as follows:

                                              December 31,
                                      1995                    1994
- --------------------------------------------------------------------------------
                                           ($ in thousands)
Three months or less               $34,733                 $ 1,436
Three through twelve months          1,771                   1,133
Over twelve months                   1,150                   1,568
- --------------------------------------------------------------------------------
      Total                        $37,654                 $ 4,137
================================================================================

Interest expense on certificates of deposit with denominations of $100,000 or more was $887,000, $138,000 and $125,000 in 1995, 1994, and 1993, respectively.

Short-term borrowings aggregated $7,733,000 and $10,484,000 at December 31, 1995 and 1994, respectively. Such borrowings include securities sold under agreements to repurchase of $1,050,000 and $7,800,000 in 1995 and 1994, respectively, and U.S. Treasury note obligations related to treasury, tax and loan deposits in the amount of $1,683,000 in 1995 and $2,684,000 in 1994. The weighted average interest cost of short-term borrowings was 5.94% and 4.95% at December 31, 1995 and 1994, respectively, and the terms of the agreements ranged from one to seven days.

In addition to the securities sold under repurchase agreements and U.S. Treasury note obligations, the Bank entered into two unsecured Federal fund line of credit arrangements with correspondent banks totaling $5,000,000. At December 31, 1995, the outstanding balance of these lines was $5,000,000.

During the second quarter of 1995, the Bank became a member of the Federal Home Loan Bank of Boston ("FHLBB"). Services offered by the FHLBB include an unsecured credit line of up to a maximum of 2% of the Bank's assets, and collateralized fixed and variable rate borrowings. At December 31, 1995 these available lines amounted to $17.1 million. The FHLBB also offers cash management services, investment services, as well as lower cost advances for affordable housing or community investment programs. During 1995, borrowings under these lines were immaterial. The Bank did not have any borrowings from the FHLBB at December 31, 1995.

The following table summarizes the average balances, weighted average interest rates and the maximum month end outstanding amounts of short-term borrowings for 1995, 1994 and 1993.

                                               1995          1994          1993
- --------------------------------------------------------------------------------
                                                      ($ in thousands)
Federal funds purchased and securities
 sold under agreements to repurchase:
    Average balance                         $13,778       $ 6,172       $ 1,420
    Weighted average interest rate             6.0%          4.5%          2.6%
    Maximum month end outstanding amount    $28,230       $19,289       $ 3,648

U.S. Treasury note obligation related
  to treasury, tax and loan deposits:
    Average balance                         $ 1,657       $   668           ---
    Weighted average interest rate             5.6%          4.6%           ---
    Maximum month end outstanding amount    $ 3,613       $ 3,193           ---



The Bank paid approximately $5,670,000, $4,799,000 and $5,744,000 in interest on deposits and short-term borrowings during 1995, 1994 and 1993, respectively.


Note 8
Commitments

Long-term Leases
All noncancellable leases are operating leases at December 31, 1995, 1994 and 1993. The Bank has leases for administrative and branch offices with terms (including renewal options) ranging from one to ten years. Under most lease arrangements, the Bank pays property taxes, insurance, maintenance and expenses related to the leased property. Total rental expense under operating leases was $779,000 in 1995, $761,000 in 1994 and $844,000 in 1993.

Minimum future obligations on leases (including base rents and common area charges) in effect at December 31, 1995 were:

                                                Operating Leases
- --------------------------------------------------------------------------------
                                                ($ in thousands)
1996                                                    $  784
1997                                                       753
1998                                                       706
1999                                                       710
2000                                                       663
Thereafter                                                 280
- --------------------------------------------------------------------------------
Total minimum obligations                               $3,896
================================================================================

Employment Contracts
At December 31, 1995, the Bank was committed under employment agreements with various key officers requiring aggregate annual salary payments of approximately $532,000 for the terms of the contracts which expire at various dates through 1998. These agreements provide that if the key officers are terminated following a change in control (as defined) of Bancorp, they are entitled to receive lump sum severance payments and to continue to participate in certain benefit plans for three years.


Note 9
Stockholders' Equity

Preferred Stock and Warrants
In February 1992, Bancorp completed a private placement of 46,700 investment units (the "Private Placement"). Each unit consisted of 1 share of Series A Noncumulative Convertible Preferred Stock (each share being convertible into 100 shares of Common Stock) and 50 Warrants (each Warrant being exercisable commencing in 1994 for 1 share of Common Stock at an exercise price of $.75 per share). Holders of record of the Series A Preferred Stock are entitled to dividends, when and if declared by Bancorp's Board of Directors, at a rate to be determined by Bancorp's Board of Directors. Holders of shares of Series A Preferred Stock vote together as a class with holders of the Common Stock for the election of directors and all other matters as to which holders of the Common Stock are entitled to vote. Each share of Series A Preferred Stock is entitled to 100 votes. All warrants expire on December 31, 1996.


Dividends
Connecticut banking law prohibits the Bank from paying dividends except from its net profits, which are defined as the remainder of all earnings from current operations. The total of all dividends declared by the Bank in any calendar year may not, unless specifically approved by the State of Connecticut Banking Commissioner, exceed the total of its net profits of that year combined with its retained net profits of the preceding two years. These dividend limitations can affect the amount of dividends payable to Bancorp as the sole stockholder of the Bank, and therefore affect Bancorp's payment of dividends to its stockholders.


Dividend Reinvestment and Stock Purchase Plan
Bancorp introduced a Dividend Reinvestment and Stock Purchase Plan on January 1, 1989. Under the terms of the plan, participating stockholders were allowed to purchase additional shares of Common Stock by reinvesting their cash dividends. Such plan participants could also make optional cash payments, up to $3,000 per quarter, to purchase additional shares. Shares purchased through the plan directly from Bancorp were priced at 95% of the average market value at the time of purchase; shares purchased in the open market were priced at cost. Bancorp discontinued the Dividend Reinvestment and Stock Purchase Plan in 1996.

Stockholder Rights Offering
In the fourth quarter of 1992, holders of Bancorp's Common Stock received rights to acquire additional shares of Common Stock. The rights entitled each shareholder to purchase one share of Common Stock for every two shares owned as of February 21, 1992. The purchase price was initially set at $1.50 per share and increased to $2.00 on December 1, 1992 and $3.00 on June 1, 1993. Prior to its expiration on May 31, 1994, the rights offering raised $1,117,000, net of expenses. Bancorp contributed a total of $1,000,000 of the net proceeds during 1993 and 1994 to the capital of the Bank.


Stock Option Agreements
On December 17, 1992, Bancorp's Board of Directors conditionally granted certain executive officers options to purchase a total of up to 725,000 shares of Bancorp's Common Stock at an exercise price of $2.00 per share, which was the fair market value of the stock on that date. The grants became effective upon approval by the shareholders of Bancorp at the 1993 Annual Meeting of Bancorp's shareholders. These stock options become exercisable gradually over a five year period and expire within ten years following the date of the conditional grant. All unexpired options become immediately exercisable if a change in control (as defined) of Bancorp occurs.


Incentive Stock Option Plans
Under the 1995 Incentive Stock Option Plan (the "1995 Plan"), the Board of Directors may grant options to purchase a total of up to 200,000 shares of Bancorp's Common Stock to key employees of Bancorp and the Bank. Under the 1985 Incentive Stock Option Plan (the "1985 Plan"), for which the authority to grant options expired on December 31, 1995, the Board was authorized to grant options to purchase a total of up to 300,000 shares of Bancorp's Common Stock to key employees of Bancorp and the Bank. The exercise price of options granted under the Plans are set at the market price of Bancorp's Common Stock on the date of the grant. Each option may be exercised as to one-half of the total number of shares covered by such option after one year of continuous employment, and, as to the other one-half, after two years of continuous employment. Options, in both Plans, expire ten years after the date of their grant. No options have been granted under the 1995 Plan.

Activity for the 1985 Plan for the years ended December 31, 1995, 1994 and 1993 was as follows:


                                              1995         1994         1993
- -------------------------------------------------------------------------------

Options outstanding, January 1,            276,550      274,310      129,310
Options granted                              5,000       37,200      150,000
Options exercised                          (9,750)     (17,500)          ---
Options canceled                               ---      (9,960)      (5,000)
Options expired                            (4,850)      (7,500)          ---
- -------------------------------------------------------------------------------
Options outstanding, December 31,          266,950      276,550      274,310
===============================================================================

Options exercisable, December 31,          243,350      164,350       68,810
===============================================================================

Price per share of options                   $2.00        $2.00        $2.00
   outstanding, December 31,                    to           to           to
                                             $3.50       $19.75       $19.75
===============================================================================

At the discretion of Bancorp's Board of Directors, all outstanding unexercisable options under the 1985 Plan may become exercisable if a change in control (as defined) of Bancorp occurs.



Note 10
Income Taxes

At December 31, 1995, 1994 and 1993, the Company had recorded net deferred tax assets (included in Other Assets) of $2,772,000, $1,650,000 and $350,000, respectively, for anticipated future utilization of net operating loss carryforwards ("NOL's") and the tax effect of other temporary differences. At December 31, 1995, the Company has recognized substantially all of the financial statement benefit of its deferred tax assets.

The provision (benefit) for income taxes was comprised of the following:


                                                Years ended December 31,
                                         1995              1994            1993
- --------------------------------------------------------------------------------

Federal - current                $    103,000      $     48,000      $   23,000
State - current                        14,000            16,000          75,000
Federal - deferred (benefit)      (1,122,000)       (1,300,000)       (350,000)
- --------------------------------------------------------------------------------
                                 $(1,005,000)      $(1,236,000)      $(252,000)
================================================================================

Cash payments for income taxes were $111,000, $78,000 an $89,000 in 1995, 1994 and 1993, respectively.

A reconciliation of the statutory federal income tax provision to the reported income tax benefit for the years ended December 31, 1995, 1994 and 1993 is as follows:


                                                                      1995           1994          1993
- ----------------------------------------------------------------------------------------------------------------
                                                                               ($ in thousands)
Statutory income tax provision at 34%                              $ 1,981        $ 1,063         $ 323
Reversal of deferred tax valuation
 allowance to:
  Eliminate the current year's Federal regular
    tax provision through utilization of the NOL                   (1,981)        (1,063)          (323)
  Recognize the benefit of a portion of the Federal and State
    NOL expected to be realized in future years                    (1,122)        (1,300)          (350)
Alternative minimum federal tax                                        103             48            23
State income tax                                                        14             16            75
- ----------------------------------------------------------------------------------------------------------------
Income tax benefit                                                $(1,005)       $(1,236)        $ (252)
================================================================================================================


In addition, $470,000 and $256,000 of state taxes (net of the related federal tax benefit) were not provided in 1995 and 1994, respectively, because of the utilization of state NOL's.

The components of and changes in the deferred tax asset during 1995, 1994 and 1993, were as follows:

                                                    1993                          1994                         1995
                                                Deferred                      Deferred                     Deferred
                                   January 1,   (Expense)        December 31, (Expense)     December 31,   (Expense)  December 31,
                                       1993      Benefit               1993    Benefit             1994     Benefit           1995
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                            ($ in thousands)
Tax effect of net operating loss carryforwards:
    Federal                         $ 4,855    $      (1)           $ 4,854    $  (756)         $ 4,098    $ (2,102)       $ 1,996
    State                             1,142          ---              1,142       (183)             959        (468)           491
Other tax effected temporary differences resulting in deferred tax:
    Assets                              974         (348)               626        (91)             535          90            625
    Liabilities                         (67)        (256)              (323)      (117)            (440)         98           (342)
    Stockholders' equity                ---          ---                ---       ---              ---           27             27
- ------------------------------------------------------------------------------------------------------------------------------------
Gross tax effected temporary
  differences                         6,904         (605)             6,299     (1,147)           5,152      (2,355)         2,797
Valuation allowance                  (6,904)         955             (5,949)     2,447           (3,502)      3,477            (25)
- ------------------------------------------------------------------------------------------------------------------------------------
Net deferred tax asset              $   ---    $     350           $    350    $ 1,300          $ 1,650    $  1,122        $ 2,772
====================================================================================================================================


At December 31, 1995, the only temporary difference which gives rise to a significant portion of the tax effected temporary differences shown above was the loan loss allowance, which resulted in a deferred liability of approximately $340,000.

As of December 31, 1995, the Company has aggregate NOL's of approximately $5.9 million for federal purposes and $6.5 million for state purposes which are available to offset future income for tax return purposes. The NOL's are scheduled to expire as follows:

                       Federal                         State
- --------------------------------------------------------------------------------
            2006 - $5.8 million                 1996 - $6.4 million
            2007 - $0.1 million                 1997 - $0.1 million



Note 11
Employee Benefit Plans

The Bank has a qualified noncontributory defined benefit pension plan (the "Pension Plan") covering all employees over the age of 21 who have worked at least 1,000 hours per year. The Pension Plan was temporarily frozen, effective January 1, 1992, resulting in no additional benefits for future service since that date. The Bank also has a non-qualified supplemental executive retirement plan (the "Supplemental Plan") for certain senior officers. Under the terms of the Supplemental Plan, if participants are terminated on or after their early retirement date following a change in control (as defined) of Bancorp, they are entitled to receive benefits which amount to 70% of average annual compensation, reduced by a factor for age and any pension benefits. During 1995, several participants were discontinued from the Supplemental Plan, resulting in a curtailment gain.

The following table sets forth the funded status of the plans and the amounts shown in the accompanying consolidated statements of condition at December 31, 1995 and 1994:

                                                                     Pension                               Supplemental
                                                                      Plan                                     Plan
- --------------------------------------------------------------------------------------------------------------------------------
                                                            1995                1994                   1995              1994
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                   ($ in thousands)
Actuarial present value of benefit obligations:
   Vested benefits                                      $  1,196            $    955               $  1,371         $     895
   Nonvested benefits                                         27                  47                    ---               471
- --------------------------------------------------------------------------------------------------------------------------------
   Accumulated benefit obligation                          1,223               1,002                  1,371             1,366
Effect of anticipated future
  compensation levels                                        ---                 ---                    155               128
- --------------------------------------------------------------------------------------------------------------------------------
   Projected benefit obligation                            1,223               1,002                  1,526             1,494
Fair value of plan assets                                (2,053)             (1,969)                    ---               ---
- --------------------------------------------------------------------------------------------------------------------------------
   Projected benefit obligation over
     plan assets (excess assets)                           (830)               (967)                  1,526             1,494
Unamortized prior service cost                               ---                 ---                  (169)             (291)
Net unrecognized (loss) gain from past
  experience different than assumed                        (649)               (544)                   (25)                36
Unamortized asset at transition                              117                 156                    ---               ---
- --------------------------------------------------------------------------------------------------------------------------------
Pension (asset) liability included in
  the consolidated statement of condition               $(1,362)            $(1,355)               $  1,332          $  1,239
================================================================================================================================

Pension (benefit) expense for 1995, 1994 and 1993 included the following components:


                                                        Pension Plan                            Supplemental Plan
- ------------------------------------------------------------------------------------------------------------------------------
                                                1995          1994          1993             1995         1994         1993
- ------------------------------------------------------------------------------------------------------------------------------
                                                                             (in thousands)
Service cost of the current period            $  ---        $  ---       $   ---            $ 141        $ 156        $ 116
Interest cost of the projected benefit
 obligation                                       79            83            76              117          101          100
Return on plan assets                          (173)         (178)         (189)              ---          ---          ---
Amortization of unrecognized
   net asset                                    (22)          (22)          (22)              ---          ---          ---
Settlement loss due to lump
   sum payments                                   78           ---           ---              ---          ---          ---
Amortization of prior
   service cost                                  ---           ---           ---               79           75           75
Curtailment gain                                 ---           ---           ---            (117)          ---          ---
Amortization of loss                              31            27           ---              ---          ---          ---
- ------------------------------------------------------------------------------------------------------------------------------
Pension (benefit) expense                    $   (7)        $ (90)        $(135)            $ 220        $ 332        $ 291
==============================================================================================================================


Key assumptions used in the above calculations at December 31, 1995, 1994 and 1993 were as follows:

                                                     Pension Plan                              Supplemental Plan
- ------------------------------------------------------------------------------------------------------------------------------
                                               1995          1994          1993              1995         1994         1993
- ------------------------------------------------------------------------------------------------------------------------------
Weighted average discount
   rate used to measure the
   projected benefit obligation               7.50%         8.25%         7.00%             7.50%        8.25%        7.00%
Rate of increase in
   future compensation levels                   N/A           N/A           N/A             5.00%        5.00%        5.00%
Expected long-term rate
   of return on assets                        8.50%         9.00%         8.50%               N/A          N/A          N/A


Pension Plan assets are primarily invested in fixed income and equity securities. The net unrecognized loss from past experience different than assumed is being amortized on a straight line basis over 12 years. The Bank uses the straight-line method of amortization for prior service cost (over 10.8 years) and unrecognized gains and losses (over 12 years) which aggregate more than 10% of the value of plan assets.

The Bank also has a qualified Employee Stock Ownership Plan ("ESOP") and, commencing in 1992, a 401(k) Plan covering all eligible employees. Contributions to the ESOP are at the discretion of the Board of Directors of the Bank; no contributions were made in 1995, 1994 or 1993. Participants in the 401(k) Plan are entitled to contribute up to 20% of their compensation, subject to Internal Revenue Service annual limitations. The Bank contributed 25% in 1993 and 1994 and 50% of annual employee contributions in 1995, up to 6% of a participants' compensation. Employees are fully vested in the Bank's contributions after five years of service. The Bank contributed $91,000, $49,000 and $20,000 to the 401(k) Plan in 1995, 1994 and 1993, respectively.

Note 12
Related Party Transactions

The Bank purchases insurance from an insurance brokerage firm owned by a director of the Bank and Bancorp. This director is the president of the insurance firm. During 1995, the Bank made insurance payments of $364,062 to this firm. Payments to this firm for insurance premiums were $326,791 and $475,462 during 1994 and 1993, respectively.

The Bank leases office space from a trust of which a director of the Bank and Bancorp serves as trustee. Rental payments of $54,584, $53,740 and $53,527 for this office space were paid during 1995, 1994 and 1993, respectively.

The Bank also leases office space from a trust which benefits a family member of a director of the Bank and Bancorp. The Bank made rental payments totaling $194,196, $195,000 and $184,141 during 1995, 1994 and 1993, respectively, relating to this office space.



Note 13
New Accounting Standards Not Yet Adopted

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 applies to financial statements for fiscal years beginning after December 15, 1995. Bancorp does not anticipate that adoption of this pronouncement will have a material impact on its consolidated financial statements.

In October 1995, FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS 123 is effective for fiscal years beginning after December 15, 1995. Bancorp does not anticipate that adoption of this pronouncement will have a material impact on its consolidated financial statements.

Note 14
Westport Bancorp, Inc. (Parent Company Only)
Condensed Financial Statements

Condensed statements of condition information was as follows:
                                                                           December 31,
                                                                    1995                   1994
- ---------------------------------------------------------------------------------------------------
                                                                         ($ in thousands)
ASSETS:
Cash and due from banks                                         $    229               $     87
Investment in and advances to subsidiary                          24,318                 16,560
Other assets                                                           4                    ---
- ---------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                     $24,551                $16,647
===================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Accounts payable and other liabilities                          $    269               $    249
Stockholders' equity (net of unrealized depreciation on
  securities available for sale of subsidiary)                    24,282                 16,398
- ---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $24,551                $16,647
===================================================================================================





Condensed statements of income information was as follows:

                                                                 Years Ended December 31,
                                                       1995              1994               1993
- ----------------------------------------------------------------------------------------------------
                                                                   ($ in thousands)

Interest income                                    $     22          $      4           $      6
Other expenses                                          148               156                133
- ----------------------------------------------------------------------------------------------------
Loss before increase in undistributed
  equity of subsidiary                                (126)             (152)              (127)
Increase in undistributed equity of subsidiary        6,956             4,514              1,329
- ----------------------------------------------------------------------------------------------------
Net income                                          $ 6,830           $ 4,362            $ 1,202
====================================================================================================


Condensed cash flow information was as follows:

                                                                        Years Ended December 31,
                                                                1995             1994              1993
- ----------------------------------------------------------------------------------------------------------
                                                                           ($ in thousands)
OPERATING ACTIVITIES:
Net income                                                  $  6,830         $  4,362          $  1,202
Adjustments to reconcile net income to net cash
   used in operating activities:
    Equity in undistributed income of subsidiary             (6,956)          (4,514)           (1,329)
    Other - net                                                   16               40                37
- ----------------------------------------------------------------------------------------------------------
  Net cash used in operating activities                         (110)            (112)             (90)
- ----------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Increase in investment in and advances to subsidiary           (426)              ---             (190)
Net decrease in securities                                       ---              ---               248
- ----------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities          (426)              ---                58
- ----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Gross proceeds from issuance of Common Stock                   1,543               45               186
Dividends                                                      (865)              ---               ---
- ----------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                      678               45               186
- ----------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                 142             (67)               154
Cash and cash equivalents at beginning of year                    87              154               ---
- ----------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of year                  $    229        $      87         $     154
==========================================================================================================


There are various restrictions which limit the ability of a bank subsidiary to transfer funds in the form of cash dividends, loans or advances to its parent company. The Bank is prohibited by Connecticut banking law from paying dividends except from its net profits, which are defined as the remainder of all earnings from current operations. The total of all dividends declared by the Bank in any calendar year may not, unless specifically approved by the Commissioner, exceed the total of its net profits for that year combined with its retained net profits from the preceding two years. These dividend limitations can affect the amount of dividends payable to Bancorp as the sole stockholder of the Bank, and therefore affect Bancorp's payment of dividends to its stockholders.

In addition, the Bank is subject to restrictions under Section 23A of the Federal Reserve Act. These restrictions limit the transfer of funds to a parent company, in the form of loans or extensions of credit, investments and purchases of assets. Such transfers are limited to 10% of the Bank's capital and surplus. These transfers are also subject to various collateral requirements.


Note 15
Financial Instruments with Off-Balance
Sheet Risk and Concentrations of Credit Risk

The Bank is a party to financial instruments with off-balance sheet risk entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit (unfunded loans and unused lines of credit) and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments and evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management's credit evaluation of the borrower. Collateral held varies, but may include real estate, accounts receivable, inventory, property and securities.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued at the customer's request to support various personal and/or business obligations. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The amount of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include real estate, accounts receivable, inventory, property, securities and certificates of deposit.

The Bank's maximum exposure to credit loss from outstanding loan commitments and standby letters of credit at December 31, 1995 was:
                                                       ($ in thousands)
Loan commitments:
  Residential mortgage                                       $  2,588
  Commercial mortgage                                             260
  Residential construction                                      1,276
- --------------------------------------------------------------------------------
  Total                                                         4,124
- --------------------------------------------------------------------------------

Lines of Credit commitments:
  Commercial                                                   15,352
  Home equity                                                  16,865
  Personal                                                      2,333
- --------------------------------------------------------------------------------
  Total                                                        34,550
- --------------------------------------------------------------------------------

Standby letters of credit                                       1,532
- --------------------------------------------------------------------------------

Total commitments and letters of credit                      $ 40,206
================================================================================


The Bank grants residential, commercial and consumer loans to customers, principally in the town of Westport and the Fairfield County area of Connecticut. Although the loan portfolio is diversified, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economic conditions in the area, especially in the real estate sector. There are no other concentrations of loans exceeding 10% of total loans.

Note 16
Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires disclosure of the estimated fair value of financial instrument assets, liabilities, commitments and guarantees. Approximately 96% of the Company's assets and 99% of its liabilities are considered financial instruments as defined in SFAS 107. Many of the Company's financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. In addition, the majority of the Company's financial instruments, such as loans and deposits, are held to maturity and are realized or paid according to the contractual agreement with the customer.

Significant estimations and present value calculations were used by the Company for the purposes of this disclosure. The estimation methodologies used, the estimated fair values, and financial statement balances at December 31, 1995 and 1994 ($ in thousands) are shown below.

Financial instrument assets actively traded in a secondary market have been valued at quoted available market prices. For short-term financial instruments, the financial statement balance equals fair market value.

                                                 1995                   1995                   1994                   1994
                                            Estimated              Financial              Estimated              Financial
                                           Fair Value      Statement Balance             Fair Value      Statement Balance
- -----------------------------------------------------------------------------------------------------------------------------

Cash and due from banks                       $24,113                $24,113                $18,010                $18,010
Investment securities                          85,338                 85,338                 66,868                 70,396
Federal funds sold                             14,500                 14,500                    ---                    ---
Accrued interest receivable                     2,247                  2,247                  1,758                  1,758


The following financial instrument liabilities with stated maturities have been valued using a present value discounted cash flow with a discount rate approximating current market rates for similar liabilities:


                                                 1995                   1995                   1994                   1994
                                            Estimated              Financial              Estimated              Financial
                                           Fair Value      Statement Balance             Fair Value      Statement Balance
- -----------------------------------------------------------------------------------------------------------------------------
Time deposits with stated
  maturities                                  $81,062                $80,837                $48,306                $44,730
Short-term borrowings                           7,733                  7,733                 10,484                 10,484

The following financial instrument liabilities with no stated maturities have been valued at an estimated fair value equal to both the amount payable on demand and the financial statement balance:

                                                 1995                   1995                   1994                   1994
                                            Estimated              Financial              Estimated              Financial
                                           Fair Value      Statement Balance             Fair Value      Statement Balance
- -----------------------------------------------------------------------------------------------------------------------------

Noninterest-bearing deposits                 $ 78,421               $ 78,421               $ 72,972               $ 72,972
Interest-bearing deposits                     115,412                115,412                136,256                136,256



The loan portfolio has been valued using a combination of quoted market prices and recent comparable sales data for both home equity credit lines and residential mortgages and discounted cash flow for commercial mortgages, consumer loans and business loans. The discount rate used in these calculations are current market rates for similar items.


                                                 1995                   1995                   1994                   1994
                                            Estimated              Financial              Estimated              Financial
                                           Fair Value      Statement Balance             Fair Value      Statement Balance
- -----------------------------------------------------------------------------------------------------------------------------
Net loans                                    $177,585               $175,198               $181,968               $183,307



Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

Management is concerned that reasonable comparability between financial institutions may not be possible due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

All off-balance sheet items are believed to relate to quality assets. There are no off-balance sheet items that relate to adversely classified assets. The fees charged for off-balance sheet items are at fair values for similar transactions. See Note 15 for further information on off-balance sheet items.

Note 17
Quarterly Data (Unaudited)

Results of operations during the indicated quarters are presented below:

                                                                                  Quarter Ended
                                                   March 31               June 30               September 30           December 31
- --------------------------------------------------------------------------------------------------------------------------------
                                                                     ($ in thousands, except per share data)
1995
- --------------------------------------------------------------------------------------------------------------------------------
Interest income                                 $     5,114          $     5,080           $     5,157            $     5,374
Interest expense                                      1,408                1,497                 1,478                  1,644
- --------------------------------------------------------------------------------------------------------------------------------
Net interest income                                   3,706                3,583                 3,679                  3,730
Provision for loan losses                               375                  375                   375                    375
- --------------------------------------------------------------------------------------------------------------------------------
Net interest income after
   provision for loan losses                          3,331                3,208                 3,304                  3,355
Other operating income                                  720                  988                   991                  1,306
Other operating expense                               2,834                2,729                 2,755                  3,060
- --------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                            1,217                1,467                 1,540                  1,601
Income taxes (benefit)                                (443)                 (115)                 (585)                   138
- --------------------------------------------------------------------------------------------------------------------------------
Net income                                      $     1,660          $     1,582           $     2,125            $     1,463
================================================================================================================================
Net income per common share (1)(2)              $      0.16          $      0.15           $      0.20            $      0.14
================================================================================================================================

Weighted average number of
   common shares and common
   equivalent shares outstanding:                10,276,000           10,377,000            10,474,000             10,528,000
================================================================================================================================

1994
- --------------------------------------------------------------------------------------------------------------------------------
Interest income                                 $     3,894          $     4,084           $     4,606            $     4,750
Interest expense                                      1,222                1,157                 1,159                  1,211
- --------------------------------------------------------------------------------------------------------------------------------
Net interest income                                   2,672                2,927                 3,447                  3,539
Provision for loan losses                               450                  450                   450                    450
- --------------------------------------------------------------------------------------------------------------------------------
Net interest income after
   provision for loan losses                          2,222                2,477                2,997                   3,089
Other operating income                                  957                  929                1,015                   1,027
Other operating expense                               2,920                2,786                2,806                   3,075
- --------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                              259                  620                1,206                   1,041
Income taxes (benefit)                                    8                 (320)                (752)                   (172)
- --------------------------------------------------------------------------------------------------------------------------------
Net income                                      $       251          $       940           $    1,958             $     1,213
================================================================================================================================
Net income per common share (1)(2)              $      0.03          $      0.09           $     0.19             $      0.12
================================================================================================================================

Weighted average number of
   common shares and common
   equivalent shares outstanding:                10,550,000           10,292,000            10,247,000             10,270,000
================================================================================================================================

(1) Primary and fully diluted earnings per share are the same for each quarter in 1995. In 1994, fully diluted earnings per share were not applicable.

(2) The total of each quarter does not equal the primary earnings per common share for the years 1995 and 1994 due to rounding.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors of
Westport Bancorp, Inc.:

We have audited the accompanying consolidated statements of condition of Westport Bancorp, Inc. (a Delaware corporation) and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Westport Bancorp, Inc. and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                          Arthur Andersen LLP


New York, New York
January 25, 1996

Item 9
Changes in and Disagreements with
Accountants on Accounting and Financial Disclosure
- --------------------------------------------------------------------------------


None.



PART III
Item 10
Directors and Executive Officers of the Registrant
- --------------------------------------------------------------------------------


The information required by this item is set forth under the captions "Election of Directors -- Information about Nominees," "Management -- Executive Officers" and "Management -- Section 16(a) Compliance" in Bancorp's definitive Proxy Statement for Bancorp's 1996 Annual Meeting of Stockholders. Such information is hereby incorporated by reference herein and specifically made a part hereof by reference.


Item 11
Executive Compensation
- --------------------------------------------------------------------------------


The information required by this item is set forth under the captions "Management -- Executive Compensation," "Management -- Option Exercises and
Holdings," "Management -- Pension and Retirement Plans," "Management -- Supplemental Executive Retirement Plan," "Management -- Split Dollar Life Insurance," "Management -- Compensation of Directors," "Management -- Agreements With Certain Executive Officers," and "Management -- Compensation Committee Interlocks and Insider Participation" in Bancorp's definitive Proxy Statement for Bancorp's 1996 Annual Meeting of Stockholders. Such information is hereby incorporated by reference herein and specifically made a part hereof by reference.


Item 12
Security Ownership of Certain Beneficial Owners and Management
- --------------------------------------------------------------------------------


The information required by this item is set forth under the caption "Security Ownership of Management and Certain Beneficial Owners" in Bancorp's definitive Proxy Statement for Bancorp's 1996 Annual Meeting of Stockholders. Such information is hereby incorporated by reference herein and specifically made a part hereof by reference.

Item 13
Certain Relationships and Related Transactions
- --------------------------------------------------------------------------------


The information required by this item is set forth under the captions "Management -- Compensation Committee Interlocks and Insider Participation" and "Management -- Certain Other Transactions" in Bancorp's definitive Proxy Statement for Bancorp's 1996 Annual Meeting of Stockholders. Such information is hereby incorporated by reference herein and specifically made a part hereof by reference.


PART IV
Item 14
Exhibits, Financial Statement Schedules and Reports on Form 8-K
- --------------------------------------------------------------------------------


Financial Statements.
The following financial statements are included in Item 8 of this Form 10-K:

         (a) Westport Bancorp, Inc. Consolidated Statements of Condition as at December 31, 1995 and 1994.

         (b) Westport Bancorp, Inc. Consolidated Statements of Income for years ended December 31, 1995, 1994 and 1993.

         (c) Westport Bancorp, Inc. Consolidated Statements of Changes In Stockholders' Equity as at December 31, 1995, 1994, and 1993 and January 1, 1993.

         (d) Westport Bancorp, Inc. Consolidated Statements of Cash Flows for years ended December 31, 1995, 1994, and 1993.

         (e)      Westport  Bancorp,   Inc.  Notes  to  Consolidated   Financial
                  Statements.

         (f) Report of Independent Public Accountants, on Westport Bancorp, Inc.'s Consolidated Financial Statements for 1995, 1994 and 1993.



Financial Statement Schedules.
Schedules are omitted either because they are not applicable or because the information is included at Item 8 in this Form 10-K.


Exhibits.
The exhibits which are filed with this Form 10-K or which are incorporated herein by reference are set forth below:

Exhibit No.          Exhibit Description
- --------------------------------------------------------------------------------

3(a)                 Restated Certificate of Incorporation of Bancorp. (Filed as
                     Exhibit 3(a) to Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-12936 ("1991 Form 10-K"), and incorporated herein by reference.)

3(b)                 Certificate   of   Designation   of  Series  A  Convertible
                     Preferred Stock of Bancorp. (Filed as Exhibit 3(b) to 1991 Form 10-K, and incorporated herein by reference.)

3(c)                 Certificate of Amendment of Bancorp.

3(d) By-Laws of Bancorp, as amended. (Filed as Exhibit 3(d) to Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-12936 ("1992 Form 10-K"), and incorporated herein by reference.)

4(a) Specimen Common Stock Certificate. (Filed as Exhibit 4 to Registration Statement on Form S-1, File No. 2-93773, and incorporated herein by reference.)

4(b)                 Specimen Series A Convertible  Preferred Stock Certificate.
                     (Filed as Exhibit 4(b) to 1991 Form 10-K, and incorporated herein by reference.)

4(c) Specimen Warrant Certificate. (Filed as Exhibit 4(c) to 1991 Form 10-K, and incorporated herein by reference.)

10(a) Weston lease dated June 5, 1979 between the Bank and Weston Shopping Center, Inc. (Filed as Exhibit 10(c) to Registration Statement on Form S-1, File No. 2- 93773, and incorporated herein by reference.)

10(b) Weston lease dated August 23, 1979, between the Bank and Weston Shopping Center Associates, as amended by Modification dated July 1, 1993. (Filed as Exhibit 10(e) to Annual Report on Form 10-K for the year ended December 31, 1989, File No. 0-12936, and as Exhibit 10(c) to Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-12936 ("1993 Form 10-K"), respectively, and incorporated herein by reference.)

10(c) Trust Department lease dated November 7, 1986 between the Bank and John Sherwood, Trustee. (Filed as Exhibit 10(e) to 1992 Form 10-K, and incorporated herein by reference.)

10(d) Gault Building lease dated April 1, 1987 between the Bank and William L. Gault, Trustee. (Filed as Exhibit 10(f) to 1992 Form 10-K, and incorporated herein by reference.)

10(e) Shelton Operations Center lease dated March 22, 1991 between the Bank and One Research Drive Associates Limited Partnership. (Filed as Exhibit 10(h) to 1991 Form 10-K, and incorporated herein by reference.)

10(f) Fairfield branch lease dated March 20, 1995 between the Bank and C.A.T.F. Limited Partnership.

10(g) Employment Agreement among Michael H. Flynn, Bancorp and the Bank dated August 31, 1989, as amended December 17, 1991 and November 13, 1995. (Agreement dated August 31, 1989 and Amendment dated December 17, 1991 filed as Exhibit 10(i)(1) to 1992 Form 10-K, and incorporated herein by reference.)

10(h) Employment Agreement among Thomas P. Bilbao, Bancorp and the Bank dated June 16, 1992 and as amended November 13, 1995. (Agreement dated June 16, 1992 filed as Exhibit 10(i)(1) to 1992 Form 10-K, and incorporated herein by reference.)

10(i) Employment Agreement among Richard T. Cummings, Jr., Bancorp and the Bank dated January 12, 1990, as amended December 17, 1991 and November 13, 1995. (Agreement dated January 12, 1990 and Amendment dated December 17, 1991 filed as Exhibit (10)(i)(1) to 1992 Form 10-K, and incorporated herein by reference.)

10(j) Employment Agreement among William B. Laudano, Jr., Bancorp and the Bank dated February 23, 1995 and as amended November 13, 1995. (Agreement dated February 23, 1995 filed as Exhibit 10(g)(6) to 1994 Form 10-K, and incorporated herein by reference.)

10(k) Employment Agreement among Richard L. Card, Bancorp and the Bank dated November 15, 1993, and as amended November 13, 1995. (Agreement dated November 15, 1993 filed as Exhibit 10(i)(4) to 1993 Form 10-K, and incorporated herein by reference.)

10(l) Executive Agreement between Arnold Levine and Bancorp dated October 16, 1989 and as amended December 17, 1991. (Filed as Exhibit 10(i)(1) to 1992 Form 10-K, and incorporated herein by reference.)

10(m) Stock Option Agreement between Michael H. Flynn and Bancorp dated December 17, 1992. (Filed as Exhibit 10(i)(3) to 1992 Form 10-K, and incorporated herein by reference.)

10(n) Stock Option Agreement between Thomas P. Bilbao and Bancorp dated December 17, 1992. (Filed as Exhibit 10(i)(3) to 1992 Form 10-K, and incorporated herein by reference.)

10(o) Stock Option Agreement between Richard T. Cummings, Jr. and Bancorp dated December 17, 1992. (Filed as Exhibit 10(i)(3) to 1992 Form 10-K, and incorporated herein by reference.)

10(p) Stock Option Agreement between William B. Laudano, Jr. and Bancorp dated September 2, 1993. (Filed as Exhibit 10(i)(5) to 1993 Form 10-K, and incorporated herein by reference.)

10(q) Stock Option Agreement between Richard L. Card and Bancorp dated November 18, 1993. (Filed as Exhibit 10(i)(5) to 1993 Form 10-K, and incorporated herein by reference.)

10(r)                Split  Dollar  Insurance   Agreement   between  William  B.
                     Laudano, Jr. and the Bank.

10(s)                Split  Dollar  Insurance   Agreement   between  Richard  T.
                     Cummings, Jr. and the Bank.

10(t) Split Dollar Insurance Agreement between Richard L. Card and the Bank.

10(u) Supplemental Executive Retirement Plan of Bancorp dated November 13, 1995, as amended November 29, 1995 and January 18, 1996.

10(v) Trust under Supplemental Executive Retirement Plan between the Bank and People's Bank, Trustee.

10(w)                Directors  Retirement  Plan of  Bancorp.  (Filed as Exhibit
                     10(m) to 1992 Form 10-K, and incorporated herein by reference.)

10(x)                1985 Incentive  Stock Option Plan of Bancorp,  as restated.
                     (Filed as Exhibit 10(n) to 1992 Form 10-K, and incorporated herein by reference.)

10(y)                1995 Incentive Stock Option Plan of Bancorp.

11                   Statement Regarding Computation of Per Share Earnings.

21 Subsidiary of Bancorp. (Filed as Exhibit 22 to 1991 Form 10-K, and incorporated herein by reference.)

23                   Consent of Arthur Andersen LLP.

27                   Financial Data Schedule.


Reports on Form 8-K.

Bancorp did not file any reports on Form 8-K during the fourth quarter of 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                WESTPORT BANCORP, INC.
                                                -----------------------
                                                      (Registrant)



DATE  March 21, 1996                     By:    /s/ Michael H. Flynn
      ----------------                          --------------------
                                                Michael H. Flynn
                                                President and
                                                Chief Executive Officer
                                                (principal executive officer)



DATE  March 21, 1996                     By:    /s/ William B. Laudano, Jr.
      ----------------                          ---------------------------
                                                William B. Laudano, Jr.
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (principal financial officer and
                                                principal accounting officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures                    Title                        Date
- --------------------------------------------------------------------------------



                                    Director
- -------------------
George H. Damman


/s/Michael H. Flynn                 Director                 March 21, 1996
- -------------------
Michael H. Flynn


/s/William L. Gault                 Director                 March 21, 1996
- -------------------
William L. Gault


/s/Kurt B. Hersher                  Director                 March 21, 1996
- -------------------
Kurt B. Hersher

     Signatures                   Title                          Date
- --------------------------------------------------------------------------------




/s/William E. Mitchell             Director                   March 21, 1996
- -------------------------
William E. Mitchell


/s/David A. Rosow                  Chairman of the            March 21, 1996
- -------------------------          Board of Directors
David A. Rosow


                                   Director
- -------------------------
William D. Rueckert


/s/Jay Sherwood                    Director                   March 21, 1996
- -------------------------
Jay Sherwood

EXHIBIT INDEX

Exhibit No.          Exhibit Description
- --------------------------------------------------------------------------------

3(a)                 Restated Certificate of Incorporation of Bancorp. (Filed as
                     Exhibit 3(a) to Annual Report on Form 10-K for the year ended December 31, 1991, File No. 0-12936 ("1991 Form 10-K"), and incorporated herein by reference.)

3(b)                 Certificate   of   Designation   of  Series  A  Convertible
                     Preferred Stock of Bancorp. (Filed as Exhibit 3(b) to 1991 Form 10-K, and incorporated herein by reference.)

3(c)                 Certificate of Amendment of Bancorp.

3(d) By-Laws of Bancorp, as amended. (Filed as Exhibit 3(d) to Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-12936 ("1992 Form 10-K"), and incorporated herein by reference.)

4(a) Specimen Common Stock Certificate. (Filed as Exhibit 4 to Registration Statement on Form S-1, File No. 2-93773, and incorporated herein by reference.)

4(b)                 Specimen Series A Convertible  Preferred Stock Certificate.
                     (Filed as Exhibit 4(b) to 1991 Form 10-K, and incorporated herein by reference.)

4(c) Specimen Warrant Certificate. (Filed as Exhibit 4(c) to 1991 Form 10-K, and incorporated herein by reference.)

10(a) Weston lease dated June 5, 1979 between the Bank and Weston Shopping Center, Inc. (Filed as Exhibit 10(c) to Registration Statement on Form S-1, File No. 2- 93773, and incorporated herein by reference.)

10(b) Weston lease dated August 23, 1979, between the Bank and Weston Shopping Center Associates, as amended by Modification dated July 1, 1993. (Filed as Exhibit 10(e) to Annual Report on Form 10-K for the year ended December 31, 1989, File No. 0-12936, and as Exhibit 10(c) to Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-12936 ("1993 Form 10-K"), respectively, and incorporated herein by reference.)

10(c) Trust Department lease dated November 7, 1986 between the Bank and John Sherwood, Trustee. (Filed as Exhibit 10(e) to 1992 Form 10-K, and incorporated herein by reference.)

10(d) Gault Building lease dated April 1, 1987 between the Bank and William L. Gault, Trustee. (Filed as Exhibit 10(f) to 1992 Form 10-K, and incorporated herein by reference.)

10(e) Shelton Operations Center lease dated March 22, 1991 between the Bank and One Research Drive Associates Limited Partnership. (Filed as Exhibit 10(h) to 1991 Form 10-K, and incorporated herein by reference.)

10(f) Fairfield branch lease dated March 20, 1995 between the Bank and C.A.T.F. Limited Partnership.

10(g) Employment Agreement among Michael H. Flynn, Bancorp and the Bank dated August 31, 1989, as amended December 17, 1991 and November 13, 1995. (Agreement dated August 31, 1989 and Amendment dated December 17, 1991 filed as Exhibit
                     (10)(i)(1)  to  1992  Form  10-K,   and   incorporated   by
                     reference.)

Exhibit No.          Exhibit Description
- --------------------------------------------------------------------------------

10(h) Employment Agreement among Thomas P. Bilbao, Bancorp and the Bank dated June 16, 1992 and as amended November 13, 1995. (Agreement dated June 16, 1992 filed as Exhibit 10(i)(1) to 1992 Form 10-K, and incorporated herein by reference.)

10(i) Employment Agreement among Richard T. Cummings, Jr., Bancorp and the Bank dated January 12, 1990, as amended December 17, 1991 and November 13, 1995. (Agreement dated January 12, 1990 and Amendment dated December 17, 1991 filed as Exhibit 10(i)(1) to 1992 Form 10-K, and incorporated herein by reference.)

10(j) Employment Agreement among William B. Laudano, Jr., Bancorp and the Bank dated February 23, 1995 and as amended November 13, 1995. (Agreement dated February 23, 1995 filed as Exhibit 10(g)(6) to 1994 from 10-K, and incorporated herein by reference.)

10(k) Employment Agreement among Richard L. Card, Bancorp and the Bank dated November 15, 1993, as amended November 13, 1995. (Agreement dated November 15, 1993 filed as Exhibit 10(i)(4) to 1993 Form 10-K, and incorporated herein by reference.)

10(l) Executive Agreement between Arnold Levine and Bancorp dated October 16, 1989 and as amended December 17, 1991. (Filed as Exhibit 10(i)(1) to 1992 Form 10-K, and incorporated herein by reference.)

10(m) Stock Option Agreement between Michael H. Flynn and Bancorp dated December 17, 1992. (Filed as Exhibit 10(i)(3) to 1992 Form 10-K, and incorporated herein by reference.)

10(n) Stock Option Agreement between Thomas P. Bilbao and Bancorp dated December 17, 1992. (Filed as Exhibit 10(i)(3) to 1992 Form 10-K, and incorporated herein by reference.)

10(o) Stock Option Agreement between Richard T. Cummings, Jr. and Bancorp dated December 17, 1992. (Filed as Exhibit 10(i)(3) to 1992 Form 10-K, and incorporated herein by reference.)

10(p) Stock Option Agreement between William B. Laudano, Jr. and Bancorp dated September 2, 1993. (Filed as Exhibit 10(i)(5) to 1993 Form 10-K, and incorporated herein by reference.)

10(q) Stock Option Agreement between Richard L. Card and Bancorp dated November 18, 1993. (Filed as Exhibit 10(i)(5) to 1993 Form 10-K, and incorporated herein by reference.)

10(r)                Split  Dollar  Insurance   Agreement   between  William  B.
                     Laudano, Jr. and the Bank.

10(s)                Split  Dollar  Insurance   Agreement   between  Richard  T.
                     Cummings, Jr. and the Bank.

10(t) Split Dollar Insurance Agreement between Richard L. Card and the Bank.

10(u) Supplemental Executive Retirement Plan of Bancorp dated November 13, 1995, as amended November 29, 1995 and January 18, 1996.

10(v) Trust under Supplemental Executive Retirement Plan between the Bank and People's Bank, Trustee.

10(w)                Directors  Retirement  Plan of  Bancorp.  (Filed as Exhibit
                     10(m) to 1992 Form 10-K, and incorporated herein by reference.)

10(x)                1985 Incentive  Stock Option Plan of Bancorp,  as restated.
                     (Filed as Exhibit 10(n) to 1992 Form 10-K, and incorporated herein by reference.)

Exhibit Description
- --------------------------------------------------------------------------------

10(y)                1995 Incentive Stock Option Plan of Bancorp.

11                   Statement Regarding Computation of Per Share Earnings.

21 Subsidiary of Bancorp. (Filed as Exhibit 22 to 1991 Form 10-K, and incorporated herein by reference.)

23                   Consent of Arthur Andersen LLP.

27                   Financial Data Schedule.