Form 10-Q
period 1996-03-31
WESTPORT BANCORP INC
filed 1996-05-15
CIK 735961

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    March 31, 1996
                                        --------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to
         _____________

                         Commission file number 0-12936
                                                -------

                             Westport Bancorp, Inc.
           ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Delaware                       06-1094350
           ------------------------------------------------------------
             (State or other jurisdiction of        (I.R.S. Employer
             incorporation or organization)        Identification No.)

                 87 Post Road East, Westport, Connecticut 06880
            -----------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (203) 222-6911
             ----------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
          --------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes        No
                          ---       ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

At April 30, 1996, there were 5,643,531 outstanding shares of Westport Bancorp, Inc.'s common stock, par value $.01 per share.

Part I -- Financial Information

Item 1 -- Financial Statements.
- --------------------------------------------------------------------------------



                             WESTPORT BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                       ($ in thousands, except share data)
                                                                        March 31,           December 31,
                                                                             1996                   1995
- -----------------------------------------------------------------------------------------------------------
                                                                      (unaudited)
 ASSETS:
 Cash and due from banks                                                 $ 20,040               $ 24,113
 Federal funds sold                                                        11,000                 14,500
- -----------------------------------------------------------------------------------------------------------
   Cash and cash equivalents                                               31,040                 38,613
- -----------------------------------------------------------------------------------------------------------
 Securities available for sale, at market value                            86,744                 85,338
- -----------------------------------------------------------------------------------------------------------
 Loans                                                                    180,551                178,052
 Allowance for loan losses                                                 (3,011)                (2,854)
- -----------------------------------------------------------------------------------------------------------
   Loans - net                                                            177,540                175,198
- -----------------------------------------------------------------------------------------------------------
 Premises and equipment - net                                               4,773                  4,933
 Accrued interest receivable                                                2,200                  2,247
 Other assets                                                               5,531                  6,588
- -----------------------------------------------------------------------------------------------------------
 TOTAL ASSETS                                                            $307,828               $312,917
===========================================================================================================
 LIABILITIES AND STOCKHOLDERS' EQUITY:
 Liabilities:
 Noninterest-bearing deposits                                            $ 69,685               $ 78,421
 Interest-bearing deposits                                                185,764                196,249
- -----------------------------------------------------------------------------------------------------------
   Total deposits                                                         255,449                274,670
- -----------------------------------------------------------------------------------------------------------
 Short-term borrowings                                                     25,084                  7,733
 Other liabilities                                                          2,834                  6,232
- -----------------------------------------------------------------------------------------------------------
   Total liabilities                                                      283,367                288,635
- -----------------------------------------------------------------------------------------------------------
 Stockholders' equity:
   Preferred stock - $.01 par value; authorized 2,000,000
     shares; outstanding 40,100 shares at March 31, 1996,                       1                      1
     41,850 at December 31, 1995
   Common  stock - $.01 par  value;  authorized  20,500,000  shares;
     outstanding, 5,638,531 shares at March 31, 1996,
     5,433,665 shares at December 31, 1995                                     56                     54
   Additional paid in capital                                              23,014                 22,980
   Retained earnings                                                        1,927                  1,285
   Net unrealized depreciation on securities
     available for sale, net of tax                                          (537)                   (38)
- -----------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                            24,461                 24,282
- -----------------------------------------------------------------------------------------------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $307,828               $312,917
===========================================================================================================

See notes to consolidated financial statements.

                             WESTPORT BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands, except per share data)
                                   (unaudited)

                                                          Three Months Ended
                                                                March 31,
                                                          1996            1995
- ------------------------------------------------------------------------------
 INTEREST INCOME:
 Loans                                                 $ 4,009         $ 4,142
 Securities                                              1,309             963
 Federal funds sold and other                               26               9
- ------------------------------------------------------------------------------
      Total interest income                              5,344           5,114
- ------------------------------------------------------------------------------
 INTEREST EXPENSE:
 Deposits                                                1,459           1,086
 Short-term borrowings                                     178             322
- ------------------------------------------------------------------------------
      Total interest expense                             1,637           1,408
- ------------------------------------------------------------------------------
      Net interest income                                3,707           3,706
 Provision for loan losses                                 300             375
- ------------------------------------------------------------------------------
 Net interest income after provision for loan losses     3,407           3,331
- ------------------------------------------------------------------------------
 OTHER OPERATING INCOME:
 Trust fees                                                456             404
 Service charges on deposit accounts                       329             342
 Realized security gains (losses) - net                    ---            (210)
 Loan sale gains - net                                      85              17
 Mortgage service fees                                      32              31
 Other                                                     178             136
- ------------------------------------------------------------------------------
      Total other operating income                       1,080             720
- ------------------------------------------------------------------------------
 OTHER OPERATING EXPENSE:
 Salaries and benefits                                   1,509           1,414
 Occupancy - net                                           397             359
 Professional fees                                         274             203
 Data processing                                           147             140
 Furniture and equipment                                    78              76
 Other insurance premiums                                   44              57
 Other real estate owned - net                             ---              65
 FDIC insurance premiums                                     1             176
 Other                                                     362             344
- ------------------------------------------------------------------------------
      Total other operating expense                      2,812           2,834
- ------------------------------------------------------------------------------
      Income before income taxes                         1,675           1,217
 Income taxes (benefit)                                    695            (443)
- ------------------------------------------------------------------------------
 NET INCOME                                            $   980         $ 1,660
==============================================================================
 Earnings Per Share                                    $  0.09         $  0.16
==============================================================================
 Weighted average number of common shares
    and common equivalent shares outstanding        10,567,618      10,276,231
==============================================================================

See notes to consolidated financial statements.


                                                       WESTPORT BANCORP, INC.
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                          ($ in thousands)
                                                            (unaudited)





                                                                                                                 Net
                                                                                                             Unrealized
                                                                                                            Depreciation
                                    Preferred Stock           Common Stock      Additional    Retained     on Securities
                                  Number of               Number of               Paid in     Earnings    Available for Sale,
                                    Shares      Amount      Shares     Amount     Capital     (Deficit)      Net of Tax       Total
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1995              43,950   $     1    3,211,752     $   32    $21,459     $  (4,680)      $ (414)       $16,398
- -----------------------------------------------------------------------------------------------------------------------------------
Net Income                               ---       ---          ---        ---        ---         1,660          ---          1,660
Issuance of Common Stock -
  Warrants exercised                     ---       ---       75,000          1         55           ---          ---             56
  Employee Options exercised             ---       ---        6,000        ---         12           ---          ---             12
Change in net unrealized depreciation
  on securities available for sale,
  net of tax                             ---       ---          ---        ---        ---           ---          240            240
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1995               43,950   $     1    3,292,752     $   33    $21,526     $  (3,020)       $(174)       $18,366
===================================================================================================================================


- -----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996              41,850   $     1    5,433,665     $   54    $22,980     $   1,285        $ (38)       $24,282
- -----------------------------------------------------------------------------------------------------------------------------------
Net Income                               ---       ---          ---        ---        ---           980          ---            980
Issuance of Common Stock -
  Conversion of Preferred Stock       (1,750)      ---      175,000          2         (2)          ---          ---            ---
  Warrants exercised                     ---       ---       25,500        ---         19           ---          ---             19
  Dividend Reinvestment and
    Stock Purchase Plan                  ---       ---        1,116        ---          7           ---          ---              7
  Employee Options exercised             ---       ---        3,250        ---         10           ---          ---             10
  Dividends
    Preferred Stock                      ---       ---          ---        ---        ---          (140)         ---           (140)
    Common Stock                         ---       ---          ---        ---        ---          (198)         ---           (198)
Change in net unrealized depreciation
  on securities available for sale,
  net of tax                             ---       ---          ---        ---        ---           ---         (499)          (499)
- -----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996               40,100  $      1    5,638,531     $   56    $23,014      $  1,927        $(537)       $24,461
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


                                                       WESTPORT BANCORP, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          ($ in thousands)
                                                            (unaudited)

                                                                                             Three Months Ended
                                                                                                   March 31,
                                                                                          1996                  1995
- -----------------------------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES:
 Net income                                                                          $     980             $   1,660
 Adjustments to reconcile net income to
   net cash provided by operating activities:
     Provision for loan losses                                                             300                   375
     Deferred tax provision (benefit)                                                      662                  (468)
     Depreciation, amortization and accretion                                              220                   229
     Provision for and losses on other real estate owned - net                             ---                    60
     Loan sale gains - net                                                                 (85)                  (17)
     Realized security losses - net                                                        ---                   210
     Decrease (increase) in accrued interest receivable                                     47                  (290)
     Decrease (increase) in other assets                                                   727                  (198)
     Decrease in other liabilities                                                      (3,381)                 (238)
- -----------------------------------------------------------------------------------------------------------------------
     Net cash (used in) provided by operating activities                                  (530)                1,323
- -----------------------------------------------------------------------------------------------------------------------
 INVESTING ACTIVITIES:
 Proceeds from maturities of securities -
     Available for sale                                                                 16,995                   ---
     Held to maturity                                                                      ---                   ---
 Proceeds from sales of securities -
     Available for sale                                                                    ---                14,754
 Principal collected on securities                                                         943                   900
 Purchases of securities -
     Available for sale                                                                (20,229)              (10,005)
     Held to maturity                                                                      ---                (4,999)
 Increase in loans - net                                                                (7,414)               (1,979)
 Loans repurchased by the FDIC                                                             ---                   351
 Proceeds from sales of loans                                                            4,857                 2,961
 Proceeds from sales of other real estate owned                                            ---                     1
 Purchases of premises and equipment                                                       (23)                 (119)
- -----------------------------------------------------------------------------------------------------------------------
     Net cash (used in) provided by investing activities                                (4,871)                1,865
- -----------------------------------------------------------------------------------------------------------------------
 FINANCING ACTIVITIES:
 Decrease in noninterest-bearing deposits - net                                         (8,736)               (6,514)
 Decrease in interest-bearing deposits - net                                           (10,485)              (10,515)
 Increase in short-term borrowings - net                                                17,351                12,812
 Proceeds from issuance of Common Stock - net                                               36                    68
 Dividends                                                                                (338)                  ---
- -----------------------------------------------------------------------------------------------------------------------
     Net cash used in financing activities                                              (2,172)               (4,149)
- -----------------------------------------------------------------------------------------------------------------------
 Decrease in cash and cash equivalents                                                  (7,573)                 (961)
 Cash and cash equivalents at beginning of year                                         38,613                17,924
- -----------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at end of period                                      $  31,040             $  16,963
=======================================================================================================================

 See notes to consolidated financial statements.

                             WESTPORT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



Note 1 - Unaudited Financial Statements

The accompanying unaudited consolidated financial statements include the accounts of Westport Bancorp, Inc. ("Bancorp") and its subsidiary, The Westport Bank & Trust Company (the "Bank") (collectively, the "Company"). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of condition and the reported amounts of revenues and expenses for the periods. Actual future results could differ significantly from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Certain prior year amounts have been reclassified to conform with the 1996 presentation.


Note 2 - Regulatory Matters

During January 1996, representatives of the State of Connecticut Bank Commissioner completed a routine examination of the Bank as of October 30, 1995. Other than minor suggestions for improvements, there were no significant examination findings which are believed to have potentially negative implications for the Bank.

The Federal Reserve Board and the Federal Deposit Insurance Corporation ("FDIC") require bank holding companies and banks, respectively, to comply with guidelines based upon the ratio of capital to total assets adjusted for risk, and the ratio of Tier 1 capital to total quarterly average assets (leverage ratio).

The following summarizes the minimum capital requirements and Bancorp's capital position (there are no significant differences between the Bank's and Bancorp's capital ratios) at March 31, 1996.


                                                              Bancorp's        Minimum Capital
Capital Ratio                                             Capital Position      Requirements
- -----------------------------------------------------------------------------------------------

Total Capital to Risk-Weighted Assets                         14.41%                8.0%

Tier 1 Capital to Risk-Weighted Assets                        13.16                 4.0

Tier 1 Capital to Average Assets (Leverage Ratio)              8.45                 3.0(1)


(1) An additional 1% to 2% is required for all but the most highly rated institutions.


The Federal Deposit Insurance Act ("FDIA"), as amended by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), establishes five
classifications   for  banks  on  the  basis  of  their  capital  levels:   well
capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At March 31, 1996, the Company was "well capitalized" under FDIA, as amended, based upon the above capital ratios. Deterioration of economic conditions and real estate values could adversely affect future results, leading to increased levels of loan charge-offs, provision for loan losses and nonaccrual loans, affecting the ability of the Company to maintain the well capitalized classification, and resulting in reductions in income and total capital.


Note 3 - Income Taxes

Effective January 1, 1996, the Company is providing income taxes at regular federal and state tax rates, having fully recognized the financial statement benefit of its net operating loss carryforwards in 1995. The Company's current federal and state income tax provision for the first quarter of 1996, totaled $700,000; cash payments for income taxes during the period totaled $43,000. The Company's tax provision for the first quarter of 1995 included a current federal and state tax provision totaling $25,000 and a $468,000 benefit resulting from the reversal of a portion of the previously established deferred tax valuation allowance. For the three month period ended March 31, 1995, the Company made cash payments for income taxes totaling $4,000.

As of March 31, 1996, the Company has aggregate net operating loss carryforwards of approximately $5.1 million for federal purposes and $5.7 million for state purposes to offset future income for tax return purposes.

At March 31, 1996, the Company had a net deferred tax asset of $2.46 million representing anticipated future utilization of its net operating loss carryforwards as an offset against future taxable income and other temporary differences.

The $.4 million tax effect relating to the unrealized loss on available for sale securities during the first quarter of 1996 is excluded from the consolidated statement of cash flows because no cash was involved.

Note 4 - Earnings Per Share

Earnings per share are computed by dividing adjusted earnings by the weighted average number of common shares and common share equivalents outstanding. For the periods ended March 31, 1996 and 1995, the computation includes 5,569,634 and 3,249,474 weighted average shares outstanding and 937,434 and 2,631,757 weighted average common equivalent shares, respectively, under the treasury stock method. The earnings per share computations also include 4,060,549 and 4,395,000 weighted average shares in 1996 and 1995, respectively, issuable upon the assumed conversion of preferred stock. Adjusted earnings, in 1995, consist of net income and the interest effect of the assumed reduction in short-term borrowings, computed under the treasury stock method. There was no difference between primary and fully diluted earnings per share in the first quarter of 1996 or 1995.


Note 5 - New Accounting Standards

On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of SFAS 121 did not have an impact on the Company's consolidated financial statements.

On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The adoption of SFAS 123 did not have an impact on the Company's consolidated financial statements.

Item 2 -- Management's Discussion and Analysis of Financial Condition and
Results of Operations.
- --------------------------------------------------------------------------------


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

The Company reported net income for the first quarter of 1996 of $980,000, or $0.09 per common share, compared to net income of $1,660,000 or $0.16 per common share for the comparable 1995 period. There was no difference between primary and fully diluted earnings per share in the first quarter of 1996 or 1995. Excluding non-recurring gains and losses, the Company's pretax earnings from core operations were $1.6 million for the three months ended March 31, 1996, an increase of 13% from first quarter 1995 core earnings of $1.4 million. Effective January 1, 1996, the Company is providing income taxes at regular federal and state tax rates, having fully utilized the financial statement benefit of its net operating loss carryforwards in 1995. The 1996 first quarter tax provision of $0.7 million compares with a $0.5 million tax benefit recognized in 1995's first quarter.

Contributing to the improved pre-tax results for the first quarter of 1996, as compared to 1995, was a 52% decline in nonperforming assets, a reduction in the provision for loan losses as a result of the overall improvement in the credit quality of the loan portfolio, increases in average earning assets, the elimination of realized security losses and the continued control of operating expenses. In addition, stronger income from Trust fees and a reduction in FDIC insurance premiums contributed to improved 1996 pre-tax earnings.

Earnings for the first quarter of 1996 were reduced by an increase in the cost and volume of average interest-bearing liabilities, an increase in salaries and benefits associated with the opening of a new branch facility during the third quarter of 1995 and an increase in professional fees related to executive compensation initiatives.

Bancorp's leverage ratio at March 31, 1996 was 8.45%, and its total capital to risk-weighted asset ratio was 14.41%, well above current minimum requirements. See Note 2 to the accompanying consolidated financial statements for further discussion of regulatory matters.

The Company's results for 1996 continued to be impacted by the sluggish regional economy and real estate market. However, during 1995 and the first quarter of 1996, management has seen some positive trends, including the increased stabilization of the local economy, reduction in vacancy rates, and renewed activity in the real estate market, which have had a positive effect on earnings. A deterioration of the economy and/or real estate values would adversely affect results in 1996 and beyond, and could lead to increased levels of loan charge-offs, the provision for loan losses and nonaccrual loans and reductions in income and total capital.

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

Net interest income was $3,707,000 in the first three months of 1996, compared with $3,706,000 in the comparable 1995 period. Factors impacting interest income and expense are discussed below.

Total interest income amounted to $5,344,000 for the first three months of 1996, compared to $5,114,000 for the same period in 1995, an increase of 4.5%. A key factor relating to the higher level of total interest income for 1996, compared to the prior year, was an increase in average earning assets of $13.1 million or 5.1%, to $270,334,000 from $257,199,000. This increase in volume during the 1996 period resulted in an additional $212,000 of interest income. Investment securities, as a component of earning assets, experienced the most significant increase from $69,021,000 in 1995 to $87,418,000 in 1996, an increase of 26.7%.
During the first quarter of 1996, the yield on average interest-earning assets decreased slightly to 7.9% from 8.0% in 1995.

Total interest expense for the three months ended March 31, 1996 was $1,637,000, an increase of 16.3% from $1,408,000 for the same period in 1995. This increase is, in part, the result of a 1.1% increase in average interest-bearing liabilities. For the first quarter of 1996, average interest-bearing liabilities increased to $198,817,000 from $196,594,000 for the comparable 1995 period, resulting in an increase in interest expense of $113,000. Additionally impacting interest expense, average interest costs increased from 2.9% to 3.3% on interest-bearing liabilities resulting in increased interest expense of $116,000. Positively impacting results during the first quarter of 1996 was an increase of 5.7% in the average balance of noninterest-bearing liabilities as compared to the first quarter of 1995.

Net interest margin represents net interest income divided by average interest-earning assets. For the first quarter of 1996, the net interest margin declined to 5.5% from 5.8% in the comparable 1995 period. The net interest margin was impacted by the increase in average interest-earning assets, the increase in the cost and volume of interest-bearing liabilities, offset in part, by the increase in noninterest-bearing liabilities.

Total interest income for the comparable periods of 1996 and 1995 was negatively impacted by the level of nonaccrual loans, averaging $2.3 million and $4.2 million for the first quarter of 1996 and 1995, respectively. Further improvement in net interest income is dependent, in part, upon the continued resolution of nonperforming assets.

The following table sets forth a comparison of average earning assets, nonaccrual loans, average interest-bearing liabilities and related interest-income and expense for the three months ended March 31, 1996 and 1995. Average balances are averages of daily closing balances.



                                                                Three Months Ended March 31,
- ----------------------------------------------------------------------------------------------------------------------------------
                                                              1996                                           1995
- ----------------------------------------------------------------------------------------------------------------------------------
                                             Average       Income/      Average             Average       Income/       Average
                                             Balance       Expense         Rate             Balance       Expense          Rate
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                              ($ in thousands)
 Earning Assets:
   Accruing loans                           $178,648        $4,009         9.0%            $183,313        $4,142          9.1%
   Non-accruing loans                          2,276           ---          ---               4,240           ---           ---
- ----------------------------------------------------------------------------------------------------------------------------------
   Total loans                               180,924         4,009          8.9             187,553         4,142           8.9
   Investment securities                      87,418         1,309          5.9              69,021           963           5.6
   Federal funds sold
    and other                                  1,992            26          5.3                 625             9           6.0
- ----------------------------------------------------------------------------------------------------------------------------------
 Total interest-earning
   assets                                   $270,334         5,344          7.9            $257,199         5,114           8.0
                                            ========         -----                         ========         -----

 Noninterest-bearing
   demand deposits                          $ 68,928           ---                         $ 65,235           ---

 Interest-bearing
   liabilities:
    NOW and Money market                      68,896           303          1.8              69,424           263           1.5
    Savings                                   45,414           224          2.0              56,735           278           2.0
    Certificates of deposit                   70,233           923          5.3              47,300           536           4.6
    Other                                     14,274           187          5.3              23,135           331           5.7
- ----------------------------------------------------------------------------------------------------------------------------------
 Total interest-bearing
    liabilities                              198,817         1,637          3.3             196,594         1,408           2.9
- ----------------------------------------------------------------------------------------------------------------------------------

 Total noninterest-
    bearing deposits and
    interest-bearing
    liabilities                             $267,745         1,637          2.4            $261,829         1,408           2.2
                                            ========         -----                         ========         -----

 Net interest income(1)                                     $3,707                                         $3,706
==================================================================================================================================

 Net interest margin(2)                                                    5.5%                                            5.8%
==================================================================================================================================

 Interest rate spread(3)                                                   5.5%                                            5.8%
==================================================================================================================================

(1) Interest income includes fees on loans of $72,000 and $57,000 for 1996 and 1995, respectively.

(2) Net interest margin is net interest income divided by total average earning assets.

(3) Interest rate spread is the difference between the yield on total average interest-earning assets and the cost of total average noninterest-bearing deposits and interest-bearing liabilities.

The following table analyzes the changes attributable to the rate and volume components of net interest income.


                                               Three Months Ended March 31,
- --------------------------------------------------------------------------------
                                                        1996 vs 1995
                                                    Increase/(decrease)
                                                    due to change in(1):
                                                                          Total
                                               Rate       Volume         Change
- --------------------------------------------------------------------------------
                                                     ($ in thousands)

Interest Income
  Loans                                     $   (56)     $   (77)       $  (133)
  Investment securities                          75          271            346
  Federal funds sold and other                   (1)          18             17
- --------------------------------------------------------------------------------
  Total interest income                          18          212            230
- --------------------------------------------------------------------------------
Interest Expense:
  Deposits and other interest-
    bearing liabilities:
      NOW and Money market                       42           (2)            40
      Savings                                     2          (56)           (54)
      Certificates of deposit                    99          288            387
      Other                                     (27)        (117)          (144)
- --------------------------------------------------------------------------------
 Total interest expense                         116          113            229
- --------------------------------------------------------------------------------
Change in Net Interest Income               $   (98)      $   99         $    1
================================================================================


(1)   Variances were computed as follows:
      Variance due to rate = change in rate  multiplied by old volume.
      Variance due to volume = change in volume multiplied by old rate.
      Variance due to rate/volume prorated to rate and volume variances on the basis of gross value.

Nonperforming Assets

The following table sets forth the principal portion of loans with principal or interest payments contractually past due 90 days or more, nonaccrual loans, impaired loans and other real estate owned at March 31, 1996, December 31, 1995 and March 31, 1995.

                                                                                                     % Change        % Change
                                                                                                    March 31,       March 31,
                                                                                                      1996 vs         1996 vs
                                               March 31,         Dec. 31,          March 31,         Dec. 31,       March 31,
                                                    1996             1995               1995             1995            1995
- --------------------------------------------------------------------------------------------------------------------------------
                                                           ($ in thousands)
 Loans 90 days or more past due, on accrual status:
   Mortgage:
      Secured by residential
      property                                 $     265        $       5         $        4              N/M             N/M
      Commercial and other                           ---              ---                ---              ---             ---
   Commercial                                        ---              ---                  1              ---           (100)%
   Home equity                                       ---              149                112            (100)%          (100)
   Consumer and other                                ---                4                 12            (100)           (100)
- --------------------------------------------------------------------------------------------------------------------------------
                                                     265              158                129               68            105
- --------------------------------------------------------------------------------------------------------------------------------
 Nonaccrual loans
   Mortgage:
      Secured by residential
      property                                 $     677         $     85           $  2,547              N/M            (73)
      Commercial and other                           995            1,098              1,098              (9)             (9)
   Commercial                                        782              813                500              (4)             56
   Home equity                                        98              ---                ---              100            100
- --------------------------------------------------------------------------------------------------------------------------------
                                                   2,552            1,996              4,145               28            (38)

 Impaired accruing loans                             502              447              2,374               12            (79)
- --------------------------------------------------------------------------------------------------------------------------------

   Total nonperforming loans                       3,319            2,601              6,648               28            (50)

 Other real estate owned                             ---              ---                291              ---           (100)
- --------------------------------------------------------------------------------------------------------------------------------

   Total nonperforming assets                  $   3,319         $  2,601           $  6,939              28%            (52)%
================================================================================================================================

N/M = not measurable or not meaningful.


The increase in nonperforming loans at March 31, 1996 as compared to December 31, 1995 is primarily attributable to the addition of five loans totaling $.8 million which are secured by residential property. Management believes these loans are well secured and is aggressively pursuing the collection of these loans.

On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan", and Statement of Financial Accounting Standards No. 118 ("SFAS 118"), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS 114 and 118 address the accounting by creditors for impairment of certain loans and the recognition of interest income on these loans and requires that impairment of these loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of collateral. A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The adoption of SFAS 114 and 118 on January 1, 1995 has not materially affected the Company's financial statements or the amount of the allowance for loan losses.

Interest payments received on accruing impaired loans are recorded as interest income. Interest payments received on nonaccruing impaired loans are recorded as reductions of loan principal.

At March 31, 1996, the recorded investment in loans for which impairment has been recognized in accordance with SFAS 114 and 118 totaled $3,054,000, of which $2,552,000 were nonaccrual loans. At March 31, 1996, the valuation allowance related to all impaired loans totaled $650,000 and is included in the allowance for loan losses. For the three months ended March 31, 1996, the average recorded investment in impaired loans was approximately $2.8 million. Total interest in the amount of $11,900 was recognized on accruing impaired loans during the quarter.

At March 31, 1996, the Company had no commitments to lend additional funds to borrowers with loans that have been classified as impaired. The level of nonperforming assets has had a significant negative impact on the Company's capital and earnings over the last five years. Although management recognizes the level of nonperforming assets is still high, it is encouraged by the downward trend since 1990 and the 52% decline from March 31, 1995 to March 31, 1996.

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

Operating results since 1989 have been adversely impacted by the level of nonperforming assets caused by the deterioration of borrowers' ability to make scheduled interest and principal payments caused primarily by the decline in real estate values, a severe slowdown in business activity and a high rate of unemployment. In addition to foregone revenue, the Company has had to provide a high level of provision for loan losses and has incurred significant collection costs and costs associated with the management and disposition of foreclosed properties. However, during 1994 and 1995 and continuing into 1996, management has seen some positive trends including the increased stabilization of the local economy, reduction in vacancy rates, and renewed activity in the real estate market, which have had a positive effect on earnings.

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

The following table summarizes the activity on nonaccrual loans for the periods ended March 31, 1996 and 1995.

                                                              % Change
                                                              March 31,
                                                                1996 vs
                                                              March 31,
                                     1996           1995           1995
- --------------------------------------------------------------------------
                                      ($ in thousands)

Balance, January 1,               $ 1,996        $ 4,316            (54)%
- --------------------------------------------------------------------------

Additions                           1,180            ---            N/M
- --------------------------------------------------------------------------

Less:
  Repayments                          291             27            N/M
  Charge-offs                         171             60            185
  Reinstate accruing                  162             84             93
- --------------------------------------------------------------------------
Total resolved                        624            171            265
- --------------------------------------------------------------------------

Balance, March 31,                $ 2,552        $ 4,145            (38)%
==========================================================================

N/M = not measurable or not meaningful

Included in the additions for the first quarter of 1996 are four loans totaling $.6 million which are secured by residential properties. Management believes these loans are well secured and is aggressively pursuing the collection of these loans.

In addition to the loans classified as nonperforming in the preceding table, the Bank's internal loan review function has identified approximately $1.7 million of loans with more than normal credit risk. Management believes the payment history of these loans indicates the borrowers may have difficulty in the future in meeting all of the terms of the contractual agreements. These loans, as well as nonperforming loans, have been considered in the analysis of the adequacy of the allowance for loan losses.

Allowance for Loan Losses

Management evaluates the adequacy of the allowance for loan losses on a regular basis by considering various factors, including past loan loss experience, delinquent and nonperforming loans and the quality and level of collateral securing these loans, inherent risks in the loan portfolio, and current economic and real estate market conditions. Management has performed a loan-by-loan risk assessment of each classified loan and of a substantial portion of the performing commercial and commercial mortgage portfolios resulting in a specific reserve based on loss exposure. An additional general reserve is also allocated to each of these portfolios as well as to the residential mortgage and other loan portfolios on an overall basis, based upon the risk category and loss experience of the given portfolio. Based upon this review, management believes that, in the aggregate, the allowance of $3,011,000 at March 31, 1996 is adequate to absorb probable loan losses inherent in the loan portfolio. The adverse real estate market in Fairfield County, the Company's past reliance upon commercial real estate lending, the level of charge-offs during the past five years and the level of nonperforming loans are factors which are considered when the adequacy of the allowance for loan losses is reviewed. There is no assurance that the Company will not be required to make increases to the allowance in the future in response to changing economic conditions or regulatory examinations.

The increase in the allowance for loan losses from $2,854,000 at December 31, 1995 to $3,011,000 at March 31, 1996 reflects $257,000 of loan charge-offs during the period, a provision for loan losses of $300,000 and recoveries of $114,000. The charge-offs in 1996 primarily relate to loans on which a specific reserve had been allocated at December 31, 1995 based on anticipated loss exposure.

It is the Company's policy to charge-off loans against the allowance for loan losses when losses are certain. Such decisions are based upon an analysis of the loan, a judgment as to the borrower's ability to repay and the adequacy of collateral.

The following table summarizes other selected loan and allowance for loan losses information at March 31, 1996, December 31, 1995 and March 31, 1995.


                                     March 31,    December 31,       March 31,
                                          1996           1995             1995
- -------------------------------------------------------------------------------

Allowance for loan losses             $  3,011       $  2,854         $  3,125
Nonaccrual loans                         2,552          1,996            4,145
Nonperforming loans (1)                  3,319          2,601            6,648
Allowance for loan losses
  as a % of nonaccrual loans              118%           143%              75%
Allowance for loan losses
  as a % of nonperforming loans            91%           110%              47%
Allowance for loan losses
  as a % of loans outstanding            1.67%          1.60%            1.69%



(1) Includes nonaccrual loans, impaired loans and loans accruing 90 days or more past due

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

A deterioration of economic conditions and real estate values would adversely affect future results, leading to increased levels of loan charge-offs, provision for loan losses and nonaccrual loans and reductions in income and total capital.

The following table sets forth the activity in the allowance for loan losses for three months ended March 31, 1996 and 1995.

                                                      1996                1995
- -------------------------------------------------------------------------------
                                                          ($ in thousands)
Balance, January 1,                                 $2,854              $3,341
- -------------------------------------------------------------------------------

Loans charged-off:
  Mortgage:
     Secured by residential property                     5                  27
     Commercial and other                              161                 422
  Commercial                                            68                  32
  Home equity                                          ---                  35
  Consumer and other                                    23                 115
- -------------------------------------------------------------------------------
     Total loans charged-off                           257                 631

Recoveries on amounts previously charged-off:
  Mortgage:
     Secured by residential property                     3                 ---
     Commercial and other                              ---                 ---
  Commercial                                            28                  15
  Home equity                                           10                   4
  Consumer and other                                    73                  21
- -------------------------------------------------------------------------------
     Total recoveries                                  114                  40

     Net loans charged-off                             143                 591

Provision charged to operating expenses                300                 375
- -------------------------------------------------------------------------------

Balance, March 31,                                  $3,011              $3,125
===============================================================================

Other Real Estate Owned

At March 31, 1996, the Company had no other real estate owned properties ("OREO") in its possession. At March 31, 1995 OREO totaled $291,000. OREO properties are carried at the lower of cost or estimated fair value. During the first quarter of 1995, the Bank recorded $60,000 of additional write-downs on real estate properties. No other significant activity occurred during this period. No properties were acquired, through foreclosure or acquisition, during the first three months of 1996 and 1995, respectively.

Further material declines in the real estate market could cause increases in the level of OREO, further losses or writedowns.

The following table summarizes the changes in OREO for three months ended March 31, 1996 and 1995.


                                           1996                   1995
- -------------------------------------------------------------------------
                                                ($ in thousands)
Balance, January 1,                     $   ---                $   352
- -------------------------------------------------------------------------
    Write-downs                             ---                   (60)
    Other                                   ---                    (1)
- -------------------------------------------------------------------------
Balance, March 31,                      $   ---                $   291
=========================================================================



Other Operating Income

The following table sets forth other operating income for the three month periods ended March 31, 1996 and 1995 and the percentage change from period to period.

                                                 Three Months Ended  % Change
                                                      March 31,       1996 vs
                                                 1996        1995      1995
- --------------------------------------------------------------------------------
                                                 ($ in thousands)

   Trust fees                                 $   456     $   404       12.9%
   Service charges on deposit accounts            329         342       (3.8)
   Realized security gains (losses) - net         ---        (210)       N/M
   Loan sale gains - net                           85          17        N/M
   Mortgage servicing fees                         32          31        3.2
   Other                                          178         136       30.9
- --------------------------------------------------------------------------------
     Total other operating income             $ 1,080     $   720       50.0%
================================================================================

N/M = not measurable or not meaningful

Total other operating income for the first quarter of 1996 increased 50% from the comparable period in 1995. This increase was due, in part, to a net loss of $210,000 realized on the sale of securities in the available for sale portfolio during 1995. The security losses were incurred in connection with the repositioning of the available for sale portfolio into higher yielding government agency securities. Excluding the securities loss in 1995, total other operating income for the first three months of 1996 increased 16.1% over the 1995 period. Contributing factors are discussed below.

Trust fees increased $52,000, or 12.9%, to $456,000 in the first three months of 1996, primarily attributable to new wealth management and investment services offered in the second quarter of 1995.

The other income category also increased $42,000 or 30.9% in 1996, as compared to the same period in 1995, primarily due to the increase in letter of credit fees and commissions collected from checkbook orders.

Loan sale gains in 1996 were positively impacted by the adoption of Statement of Financial Accounting Standards No. 122 ("SFAS 122"), "Accounting for Mortgage
Servicing Rights" in the fourth quarter of 1995. SFAS 122 requires the capitalization of the fair value of originated mortgage servicing rights in connection with the sale of loans in the secondary market. During 1996, the Company sold $3.1 million in residential mortgage loans while retaining the rights to service these loans. Net gains of $66,000 were realized from the sale of these loans which included the recognition of a servicing asset (originated mortgage servicing rights) and origination fees that had been previously collected and deferred in accordance with Statement of Financial Accounting Standards No. 91. Additionally, residential mortgage loans totaling $1.7 million were sold in the first quarter of 1996, servicing released, resulting in realized net gains of $19,000. During the first quarter of 1995, $2.9 million in residential mortgage loans were sold for a net gain of $17,000. The Company utilizes loan sales as part of its asset/liability management program.

Negatively impacting total other operating income was a decline of 3.8% in the first three months of 1996 in service charges on deposit accounts as compared to the first three months of 1995. This decline is due, primarily, to a reduction in fees related to commercial checking accounts.

Other Operating Expense

The following table sets forth other operating expense for the three month periods ended March 31, 1996 and 1995, and the percentage change from period to period.

                                             Three Months Ended      % Change
                                                 March 31,            1996 vs
                                           1996          1995          1995
- -------------------------------------------------------------------------------
                                             ($ in thousands)
   Salaries and benefits                $ 1,509       $ 1,414           6.7%
   Occupancy - net                          397           359          10.6
   Professional fees                        274           203          35.0
   Data processing                          147           140           5.0
   Furniture and equipment                   78            76           2.6
   Other insurance premiums                  44            57         (22.8)
   Other real estate owned - net            ---            65        (100.0)
   FDIC insurance premiums                    1           176         (99.4)
   Other                                    362           344           5.2
- -------------------------------------------------------------------------------
     Total other operating expense      $ 2,812       $ 2,834          (0.8)%
===============================================================================

N/M = not measurable or not meaningful

Total other operating expense decreased $22,000 or .8% from $2,834,000 in the first quarter of 1995 to $2,812,000 in the first quarter of 1996. This decline was realized despite the Company's expansion by opening an additional branch facility during the third quarter of 1995. Contributing factors are discussed below.

FDIC insurance premiums declined to minimum levels in 1996 based on the current rate structure imposed by the FDIC and the Bank's classification as well capitalized. The FDIA, as amended, establishes classifications for banks on the basis of their capital levels. This classification, along with statutory limits on the Bank Insurance Fund imposed by FDICIA, impact the amount of insurance premiums the Company must pay.

During the first quarter of 1996, the Company did not incur any expense related to other real estate owned as compared to $65,000 in the first quarter of 1995. This decline was caused by the elimination of foreclosed properties during the third quarter of 1995.

Other insurance premiums declined 22.8% to $44,000 in 1996 due to lower premium costs as a result of the Company's improved financial condition and the continued decline in commercial insurance rates.

Offsetting these decreases was an increase in salaries and benefits of 6.7% in the first quarter of 1996, as compared to 1995, primarily as a result of additional staffing added in the third quarter of 1995 for the new branch facility, along with an increase in employee benefit costs.

Professional fees increased 35% to $274,000 in the first three months of 1996 as compared to 1995 primarily as a result of costs associated with executive compensation initiatives.

Occupancy expense increased 10.6% or $38,000 in the first quarter of 1996, over 1995, primarily due to expenses associated with the new branch facility which opened during the third quarter of 1995. Data processing expense increased 5% for the same period primarily due to outsourcing certain tax functions for the Trust division.

In addition, the other expense category increased 5.2% in 1996 over the comparable 1995 period primarily as a result of the reinstatement, during the second quarter of 1995, of fees paid for directors services.

Income Taxes

Effective January 1, 1996, the Company is providing income taxes at regular federal and state tax rates, having fully utilized the financial statement benefit of its net operating loss carryforwards during 1995. See Note 3 to the accompanying unaudited consolidated financial statements for further discussion.

Financial Condition

Total assets at March 31, 1996 aggregated $307,828,000 compared with $312,917,000 at December 31, 1995. Total loans were $180,551,000 at March 31,
1996, versus $178,052,000 at December 31, 1995. Noninterest-bearing deposits decreased to $69,685,000 at March 31, 1996, compared with $78,421,000 at December 31, 1995. Interest-bearing deposits totaled $185,764,000 at March 31, 1996 versus $196,249,000 at December 31, 1995. The balance of short-term borrowings was $25,084,000 at March 31, 1996 and $7,733,000 at December 31, 1995. For municipalities and selected commercial and retail customers, the Bank also offers secured borrowings through repurchase agreements which are included in short-term borrowings. Securities sold under repurchase agreements were $10,775,000 at March 31, 1996 and $1,050,000 at December 31, 1995. The decline at March 31, 1996 in noninterest and interest-bearing deposits, as compared to December 31, 1995, can primarily be attributed to the seasonal increase in deposits at year end, and the cyclical decline during the first quarter. As a result of the decline in deposits at March 31, 1996, short-term borrowings increased to $25,084,000 from $7,733,000 at December 31, 1995 to meet the Company's funding requirements.

At March 31, 1996, the Company's available for sale securities portfolio totaled $86,744,000 as compared to $85,338,000 at December 31, 1995. Securities available for sale are carried at fair value, with any unrealized gains or losses included as a separate component of stockholder's equity. The portfolio at March 31, 1996 was comprised primarily of fixed rate U.S. Government Agency debt and mortgage-backed securities.

Beginning December 31, 1992, banks were required to have a minimum risk-based capital ratio of 8.00%. The Company's total capital as a percentage of risk-weighted assets was 14.41% at March 31, 1996, as compared to 14.02% at December 31, 1995.

An additional capital requirement is a minimum leverage ratio of Tier 1 capital to total quarterly average assets (leverage ratio), which is intended to supplement the risk-based capital guidelines. As discussed in Note 2 to the accompanying unaudited consolidated financial statements, banks are expected to meet a minimum Tier 1 leverage ratio of 3.00%. The Company's leverage ratio at March 31, 1996 was 8.45%, exceeding the minimum requirements.

Liquidity

Liquidity management involves the ability to meet the cash flow requirements of depositors who want to withdraw funds or borrowers who need assurance that sufficient funds will be available to meet their credit needs. The objective of liquidity management is to determine and maintain an appropriate level of liquid interest-earning assets. Aside from cash on hand and due from banks, the Bank's more liquid assets are Federal funds sold and securities available for sale. On a daily basis, the Bank lends its excess funds to other commercial institutions in need of Federal funds. Such cash and cash equivalents totaled $31,040,000 or 10.1% of total assets at March 31, 1996, as compared with $38,613,000 or 12.3% of total assets at December 31, 1995. Securities available for sale were $86,744,000 at March 31, 1996 compared with $85,338,000 at December 31, 1995.

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

In addition, the Bank has two unsecured lines of credit with correspondent banks totaling $5,000,000. There were no borrowings under these lines at March 31, 1996.

During the second quarter of 1995, the Bank became a member of the Federal Home Loan Bank of Boston ("FHLBB"). Services offered by the FHLBB include an unsecured credit line of up to a maximum of 2% of the Bank's assets, and collateralized fixed and variable rate borrowings. At March 31, 1996, these available lines amounted to $17.6 million. The FHLBB also offers cash management services, investment services, as well as lower cost advances for affordable housing or community investment programs. The Bank had $12.0 million in short-term borrowings from the FHLBB at March 31, 1996.

Additional sources of liquidity are available to the Company through the Federal Reserve Bank's discount window and the sale of certain investment securities to securities firms and correspondent banks under repurchase agreements. Such agreements are generally short-term. The outstanding balance of securities sold under repurchase agreements at March 31, 1996 was $10,775,000. The discount window, if needed, would allow the Company to cover any short-term liquidity needs without reducing earning assets. At March 31, 1996, the Company did not have any borrowings from the Federal Reserve Bank's discount window.

Management believes the above sources of liquidity are adequate to meet the Company's funding needs in 1996 and in the foreseeable future. Bancorp has minimal operations and therefore does not generate or utilize a significant amount of funds. Dividends paid by the Company are funded utilizing proceeds from the exercise of warrants and options and dividends received from the Bank (although no dividends were paid by the Bank in 1995 or 1996). Proceeds from the exercise of warrants and options may from time to time result in a loan to the Bank by Bancorp. At March 31, 1996, Bancorp had loaned a total of $89,000 to the Bank under such arrangement.

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

The following table provides a summary of outstanding loan commitments and standby letters of credit at March 31, 1996.

                                                          ($ in thousands)
Loan commitments:
  Residential mortgage                                       $  2,196
  Commercial mortgage                                           1,032
  Residential construction                                      1,857
- -------------------------------------------------------------------------
  Total                                                         5,085
- -------------------------------------------------------------------------

Lines of credit commitments:
  Commercial                                                   14,999
  Home equity                                                  16,814
  Personal                                                      2,351
- -------------------------------------------------------------------------
  Total                                                        34,164
- -------------------------------------------------------------------------

Commercial letters of credit                                      107
Standby letters of credit                                       3,080
- -------------------------------------------------------------------------

Total commitments and letters of credit                      $ 42,436
=========================================================================


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

Management's goal is to maintain a cumulative one year GAP of under 10% of total assets. At March 31, 1996, the cumulative one year GAP as a percentage of total assets was 14.98%. As a result of the increase in interest rates during the first quarter of 1996, certain callable investment securities have shifted since December 31, 1995, from repricing in one year or less to maturing during the one to five year period, causing the cumulative one year GAP to exceed 10% of total assets. Although $7.6 million in investment securities mature, reprice or are subject to call in one year or less, the total investment securities portfolio of $86.7 million is classified as "available for sale". Therefore, management has the ability to reposition the portfolio at any time to manage the impact of interest rate shifts. The Bank concentrates on originating adjustable rate loans to hold in its loan portfolio in order to reduce interest rate risk. Deregulation of deposit instruments has allowed the Bank to generate deposit liabilities whose repricing more closely matches that of its loans.

The following table provides detail reflecting the approximate repricing intervals for rate-sensitive assets and liabilities at March 31, 1996:


                                                                     Maturity/Repricing Intervals
- ----------------------------------------------------------------------------------------------------------------------------
                                                                      Over
                                                                  3 Months
                                                  3 Months         through           1 - 5          Over 5
                                                   or Less          1 Year           Years           Years          Total
- ----------------------------------------------------------------------------------------------------------------------------
                                                                          ($ in thousands)
Rate-Sensitive Assets:
  Loans(1)                                        $ 84,536        $ 47,320        $ 34,055        $ 12,088       $177,999
  Investment securities                              3,923           3,686          66,254          12,881         86,744
  Federal funds sold and other                      11,246             ---             ---             ---         11,246
- ----------------------------------------------------------------------------------------------------------------------------
Total rate-sensitive assets                         99,705          51,006         100,309          24,969        275,989
- ----------------------------------------------------------------------------------------------------------------------------

Rate-Sensitive Liabilities:
  NOW and Money market deposits                     71,752             ---             ---             ---         71,752
  Certificates of deposit and other                 37,299          16,498          14,018             ---         67,815
  Savings deposits                                  46,197             ---             ---             ---         46,197
  Short-term borrowings                             25,084             ---             ---             ---         25,084
- ----------------------------------------------------------------------------------------------------------------------------
Total rate-sensitive liabilities                   180,332          16,498          14,018             ---        210,848
============================================================================================================================

GAP                                               $(80,627)       $ 34,508        $ 86,291        $ 24,969       $ 65,141
============================================================================================================================

Cumulative GAP                                    $(80,627)       $(46,119)       $ 40,172        $ 65,141
============================================================================================================================

Cumulative percentage of
  rate-sensitive assets to
  rate-sensitive liabilities                            55%             77%            119%            131%
============================================================================================================================

(1) Excludes nonaccrual loans of $2,552,000, and is net of deferred loan fees of $305,000.


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

Noninterest-bearing demand deposits of $69,685,000 have been excluded from the table. These deposits, which also have historically been stable, are used to fund net interest rate sensitive assets beyond three months.

One measure of interest rate sensitivity is the excess or deficiency of assets that mature or reprice in one year or less. As shown in the preceding table, rate-sensitive assets that mature or reprice in one year total $150,711,000 and rate-sensitive liabilities that mature or reprice in one year total $196,830,000. The resulting negative one year rate-sensitive GAP is $46,119,000. During periods of declining interest rates, a negative GAP position can be favorable if more rate-sensitive liabilities than rate-sensitive assets reprice at lower rates, creating a favorable impact on net interest income. This impact may be mitigated somewhat if the level of nonaccrual loans and other real estate owned increases, resulting in a decrease in rate-sensitive assets. During a rising rate environment, a negative rate GAP can be a disadvantage. However, the impact of rising and falling interest rates on net interest income may not directly correlate to the Company's GAP position since interest rate changes and the timing of such changes can be impacted by management's actions as well as by competitive and market factors. As interest rates change, rates earned on assets do not necessarily move in parallel with rates paid on liabilities.


Capital Resources

Stockholders' equity increased to $24,461,000 at March 31, 1996 from $24,282,000 at December 31, 1995, primarily due to earnings of $980,000 offset, in part, by a $338,000 dividend payment to stockholders and a net change of $499,000 in the unrealized depreciation of the securities available for sale portfolio.

At March 31, 1996, Bancorp's Tier 1 capital to average assets ratio (leverage ratio) was 8.45% and its total capital to risk-weighted asset ratio was 14.41%, exceeding minimum requirements.

In February 1992, the Company completed a private placement of 46,700 investment units, resulting in total proceeds of $4,670,000 and net proceeds, after
expenses,  of  $4,320,000.   Each  unit  consists  of  one  share  of  Series  A
Noncumulative Convertible Preferred Stock and fifty warrants. These warrants became exercisable on January 1, 1994 at an exercise price of $.75 per share. As of March 31, 1996, 2,035,000 warrants had been exercised, resulting in total proceeds of $1,526,250 to the Company. At March 31, 1996, there were 300,000 warrants outstanding. There is no assurance as to the number of warrants, if any, that will be exercised in the future. All warrants expire on December 31, 1996.

Part II - Other Information
- --------------------------------------------------------------------------------



Item 1.   Legal Proceedings.

          There are no material pending legal proceedings, other than ordinary routine litigation incidental to their business, to which Bancorp or the Bank is a party or to which any of their property is subject.


Item 2.  Changes In Securities.

         Not applicable.


Item 3.  Defaults Upon Senior Securities.

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of Bancorp's security holders during the first quarter of 1996.


Item 5.  Other Information.

         Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.


(a) The exhibits that are filed with this Form 10-Q, or that are incorporated herein by reference, are set forth below:

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

3(c) Certificate of Amendment of Bancorp. (Filed as Exhibit 3(c) to Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-12936 ("1995 Form 10-K"), and
                     incorporated herein by reference.)

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

10(f) Fairfield branch lease dated March 20, 1995 between the Bank and C.A.T.F. Limited Partnership. (Filed as Exhibit 10(f) to 1995 Form 10-K, and incorporated herein by reference.)

Exhibit No.          Exhibit Description
- --------------------------------------------------------------------------------

10(g) Employment Agreement among Michael H. Flynn, Bancorp and the Bank dated August 31, 1989, as amended December 17, 1991, and November 13, 1995. (Filed as Exhibit 10(i)(1) to 1992 Form 10-K and Exhibit 10(g) to 1995 Form 10-K, and incorporated herein by reference.)

10(h) Employment Agreement among Thomas P. Bilbao, Bancorp and the Bank dated June 16, 1992, and as amended November 13, 1995. (Filed as Exhibit 10(i)(1) to 1992 Form 10-K and as
                     Exhibit 10(h) to 1995 Form 10-K, and incorporated herein by reference.)

10(i) Employment Agreement among Richard T. Cummings, Jr., Bancorp and the Bank dated January 12, 1990, as amended December 17, 1991, and November 13, 1995. (Filed as Exhibit 10(i)(1) to 1992 Form 10-K and as Exhibit 10(i) to 1995 Form 10- K, and incorporated herein by reference.)

10(j) Employment Agreement among William B. Laudano, Jr., Bancorp and the Bank dated February 23, 1995, and as amended November 13, 1995. (Filed as Exhibit 10(g)(6) to 1994 Form 10-K and as Exhibit 10(j) to 1995 Form 10-K, and incorporated herein by reference.)

10(k) Employment Agreement among Richard L. Card, Bancorp and the Bank dated November 15, 1993, and as amended November 13, 1995. (Filed as Exhibit 10(i)(4) to 1993 Form 10-K and as
                     Exhibit 10(k) to 1995 Form 10-K, and incorporated herein by reference.)

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

10(r)                Split  Dollar  Insurance   Agreement   between  William  B.
                     Laudano, Jr. and the Bank dated as of December 1, 1995. (Filed as Exhibit 10(r) to 1995 Form 10-K, and incorporated herein by reference.)

Exhibit Description
- --------------------------------------------------------------------------------

10(s)                Split  Dollar  Insurance   Agreement   between  Richard  T.
                     Cummings, Jr. and the Bank dated as of December 1, 1995. (Filed as Exhibit 10(s) to 1995 Form 10-K, and incorporated herein by reference.)

10(t) Split Dollar Insurance Agreement between Richard L. Card and the Bank dated as of December 1, 1995. (Filed as Exhibit 10(t) to 1995 Form 10-K, and incorporated herein by reference.)

10(u) Supplemental Executive Retirement Plan of Bancorp dated November 13, 1995, as amended November 29, 1995 and January 18, 1996. (Filed as Exhibit 10(u) to 1995 Form 10-K, and incorporated herein by reference.)

10(v) Trust under Supplemental Executive Retirement Plan between the Bank and People's Bank, Trustee. (Filed as Exhibit 10(v) to 1995 Form 10-K, and incorporated herein by reference.)

10(w)                Directors  Retirement  Plan of  Bancorp.  (Filed as Exhibit
                     10(m) to 1992 Form 10-K, and incorporated herein by reference.)

10(x)                1985 Incentive  Stock Option Plan of Bancorp,  as restated.
                     (Filed as Exhibit 10(n) to 1992 Form 10-K, and incorporated herein by reference.)

10(y)                1995  Incentive  Stock  Option Plan of  Bancorp.  (Filed as
                     Exhibit 10(y) to 1995 Form 10-K, and incorporated herein by reference.)

11                   Statement  Regarding  Computation  of  Per  Share  Earnings
                     (Filed herewith).

27                   Financial Data Schedule (Filed herewith).

(b)  Reports on Form 8-K
     -------------------
     No Form 8-K was filed by Bancorp during the first quarter of 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               WESTPORT BANCORP, INC.
                                               ----------------------
                                                    (Registrant)






DATE  May 14, 1996                        BY  /s/Michael H. Flynn
      -------------                         ---------------------
                                                Michael H. Flynn
                                                President and
                                                Chief Executive Officer
                                                (principal executive officer)





DATE  May 14, 1996                        BY  /s/William B. Laudano, Jr.
      -------------                         ----------------------------
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

3(c) Certificate of Amendment of Bancorp. (Filed as Exhibit 3(c) to Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-12936 ("1995 Form 10-K") and
                     incorporated herein by reference.)

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

10(f) Fairfield branch lease dated March 20, 1995 between the Bank and C.A.T.F. Limited Partnership. (Filed as Exhibit 10(f) to 1995 Form 10-K, and incorporated herein by reference.)

Exhibit No.          Exhibit Description
- -------------------------------------------------------------------------------

10(g) Employment Agreement among Michael H. Flynn, Bancorp and the Bank dated August 31, 1989, as amended December 17, 1991, and November 13, 1995. (Filed as Exhibit 10(i)(1) to 1992 Form 10-K and Exhibit 10(g) to 1995 Form 10-K, and incorporated herein by reference.)

10(h) Employment Agreement among Thomas P. Bilbao, Bancorp and the Bank dated June 16, 1992, and as amended November 13, 1995. (Filed as Exhibit 10(i)(1) to 1992 Form 10-K and as
                     Exhibit 10(h) to 1995 Form 10-K, and incorporated herein by reference.)

10(i) Employment Agreement among Richard T. Cummings, Jr., Bancorp and the Bank dated January 12, 1990, as amended December 17, 1991, and November 13, 1995. (Filed as Exhibit 10(i)(1) to 1992 Form 10-K and as Exhibit 10(i) to 1995 Form 10- K, and incorporated herein by reference.)

10(j) Employment Agreement among William B. Laudano, Jr., Bancorp and the Bank dated February 23, 1995, and as amended November 13, 1995. (Filed as Exhibit 10(g)(6) to 1994 Form 10-K and as Exhibit 10(j) to 1995 Form 10-K, and incorporated herein by reference.)

10(k) Employment Agreement among Richard L. Card, Bancorp and the Bank dated November 15, 1993, and as amended November 13, 1995. (Filed as Exhibit 10(i)(4) to 1993 Form 10-K and as
                     Exhibit 10(k) to 1995 Form 10-K, and incorporated herein by reference.)

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

10(r)                Split  Dollar  Insurance   Agreement   between  William  B.
                     Laudano, Jr. and the Bank dated as of December 1, 1995. (Filed as Exhibit 10(r) to 1995 Form 10-K, and incorporated herein by reference.)

Exhibit Description
- --------------------------------------------------------------------------------

10(s)                Split  Dollar  Insurance   Agreement   between  Richard  T.
                     Cummings, Jr. and the Bank dated as of December 1, 1995. (Filed as Exhibit 10(s) to 1995 Form 10-K, and incorporated herein by reference.)

10(t) Split Dollar Insurance Agreement between Richard L. Card and the Bank dated as of December 1, 1995. (Filed as Exhibit 10(t) to 1995 Form 10-K, and incorporated herein by reference.)

10(u) Supplemental Executive Retirement Plan of Bancorp dated November 13, 1995, as amended November 29, 1995 and January 18, 1996. (Filed as Exhibit 10(u) to 1995 Form 10-K, and incorporated herein by reference.)

10(v) Trust under Supplemental Executive Retirement Plan between the Bank and People's Bank, Trustee. (Filed as Exhibit 10(v) to 1995 Form 10-K, and incorporated herein by reference.)

10(w)                Directors  Retirement  Plan of  Bancorp.  (Filed as Exhibit
                     10(m) to 1992 Form 10-K, and incorporated herein by reference.)

10(x)                1985 Incentive  Stock Option Plan of Bancorp,  as restated.
                     (Filed as Exhibit 10(n) to 1992 Form 10-K, and incorporated herein by reference.)

10(y)                1995  Incentive  Stock  Option Plan of  Bancorp.  (Filed as
                     Exhibit 10(y) to 1995 Form 10-K, and incorporated herein by reference.)

11                   Statement  Regarding  Computation  of  Per  Share  Earnings
                     (Filed herewith).

27                   Financial Data Schedule (Filed herewith).