Form 10-K/A
period 1995-12-31
WESTPORT BANCORP INC
filed 1996-05-21
CIK 735961

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               Amendment No. 1 to
                            FORM 10-K on FORM 10-K/A

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


Note 8
Commitments and Contingencies

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

Legal Proceedings
There are no material pending legal proceedings, other than routine litigation incidental to their business, to which Bancorp or the Bank is a party or to which any of their property is subject.


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



Note 11
Employee Benefit Plans

The Bank has a qualified noncontributory defined benefit pension plan (the "Pension Plan") covering all employees over the age of 21 who have worked at least 1,000 hours per year. The Pension Plan was temporarily frozen, effective January 1, 1992, resulting in no additional benefits for future service since that date. The Bank also has a non-qualified supplemental executive retirement plan (the "Supplemental Plan") for certain senior officers. Under the terms of the Supplemental Plan, if participants are terminated on or after their early retirement date following a change in control (as defined) of Bancorp, they are entitled to receive certain additional benefits. During 1995, several participants were discontinued from the Supplemental Plan, resulting in a curtailment gain.

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

3(c) Certificate of Amendment of Bancorp. (Filed as Exhibit 3(c) to Annual Report on Form 10-K for the year ended December 31, 1995, File No. O-12936 ("1995 Form 10-K"), and
                     incorporated (herein by reference.)

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

10(g) Employment Agreement among Michael H. Flynn, Bancorp and the Bank dated April 23, 1996 (Filed herewith).

10(h) Employment Agreement among Thomas P. Bilbao, Bancorp and the Bank dated April 23, 1996 (Filed herewith).

10(i) Employment Agreement among Richard T. Cummings, Bancorp and the Bank dated April 23, 1996 (Filed herewith).

10(j) Employment Agreement among William B. Laudano, Jr., Bancorp and the Bank dated April 23, 1996 (Filed herewith).

10(k) Employment Agreement among Richard L. Card, Bancorp and the Bank dated November 15, 1993, and as amended November 13, 1995. (Filed as Exhibit 10(i)(4) to 1993 Form 10-K and
                     Exhibit 10(k) to 1995 Form 10-K, respectively, and incorporated herein by reference.)

10(l) Executive Agreement between Arnold Levine and Bancorp dated October 16, 1989, as amended December 17, 1991. (Filed as Exhibit 10(i)(1) to 1992 Form 10-K, and incorporated herein by reference.)

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

10(u) Supplemental Executive Retirement Plan of Bancorp dated November 13, 1995, as amended November 29, 1995, January 18, 1996, and May 16, 1996. (Plan dated November 13, 1995 and amendments dated November 29, 1995 and January 18, 1996 filed as Exhibit 10(u) to 1995 Form 10-K, and incorporated herein by reference) (Amendment dated May 16, 1996 filed herewith).

10(v) Trust under Supplemental Executive Retirement Plan between the Bank and People's Bank, Trustee. (Filed as Exhibit 10(v) to 1995 Form 10-K, and incorporated herein by reference.)

10(w)                Directors  Retirement  Plan of  Bancorp.  (Filed as Exhibit
                     10(m) to 1992 Form 10-K, and incorporated herein by reference.)

10(x) 1985 Incentive Stock Option Plan 1990 Restatement of Bancorp. (Filed as Exhibit 10(n) to 1992 Form 10-K, and incorporated herein by reference.)

10(y) Amended and Restated 1995 Incentive Stock Option Plan of Bancorp (Filed herewith).

11                   Statement  Regarding  Computation  of Per  Share  Earnings.
                     (Filed as Exhibit 11 to 1995 Form 10-K, and incorporated herein by reference.)

21 Subsidiary of Bancorp. (Filed as Exhibit 22 to 1991 Form 10-K, and incorporated herein by reference.)

23                   Consent of Arthur Andersen LLP (Filed herewith).

27                   Financial Data Schedule (Filed herewith).


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



DATE  May 16, 1996                     By:    /s/ Michael H. Flynn
      ----------------                          --------------------
                                                Michael H. Flynn
                                                President and
                                                Chief Executive Officer
                                                (principal executive officer)



DATE  May 16, 1996                     By:    /s/ William B. Laudano, Jr.
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

     Signatures                    Title                        Date
- --------------------------------------------------------------------------------



 /s/George H. Damman                Director                 May 16, 1996
- -------------------
George H. Damman


/s/Michael H. Flynn                 Director                 May 16, 1996
- -------------------
Michael H. Flynn


/s/William L. Gault                 Director                 May 16, 1996
- -------------------
William L. Gault


/s/Kurt B. Hersher                  Director                 May 16, 1996
- -------------------
Kurt B. Hersher

     Signatures                   Title                          Date
- --------------------------------------------------------------------------------




/s/William E. Mitchell             Director                   May 16, 1996
- -------------------------
William E. Mitchell


/s/David A. Rosow                  Chairman of the            May 16, 1996
- -------------------------          Board of Directors
David A. Rosow


/s/William D. Rueckert             Director                   May 16, 1996
- -------------------------
William D. Rueckert


/s/Jay Sherwood                    Director                   May 16, 1996
- -------------------------
Jay Sherwood

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

10(g) Employment Agreement among Michael H. Flynn, Bancorp and the Bank dated April 23, 1996 (Filed herewith).

Exhibit No.          Exhibit Description
- --------------------------------------------------------------------------------

10(h) Employment Agreement among Thomas P. Bilbao, Bancorp and the Bank dated April 23, 1996 (Filed herewith).

10(i) Employment Agreement among Richard T. Cummings, Bancorp and the Bank dated April 23, 1996 (Filed herewith).

10(j) Employment Agreement among William B. Laudano, Jr., Bancorp and the Bank dated April 23, 1996 (Filed herewith).

10(k) Employment Agreement among Richard L. Card, Bancorp and the Bank dated November 15, 1993, as amended November 13, 1995. (Filed as Exhibit 10(i)(4) to 1993 Form 10-K and Exhibit 10(k) to 1995 Form 10-K, respectively, and incorporated herein by reference.)

10(l) Executive Agreement between Arnold Levine and Bancorp dated October 16, 1989, as amended December 17, 1991. (Filed as
                     Exhibit 10(i)(1) to 1992 Form 10-K, and incorporated herein by reference.)

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

10(u) Supplemental Executive Retirement Plan of Bancorp dated November 13, 1995, as amended November 29, 1995, January 18, 1996 and May 16, 1996. (Plan dated November 13, 1995 and amendments dated November 29, 1995 and January 18, 1996 filed as Exhibit 10(u) to 1995 Form 10-K, and incorporated herein by reference) (Amendment dated May 16, 1996 filed herewith).

10(v) Trust under Supplemental Executive Retirement Plan between the Bank and People's Bank, Trustee. (Filed as Exhibit 10(v) to 1995 Form 10-K, and incorporated herein by reference.)

10(w)                Directors  Retirement  Plan of  Bancorp.  (Filed as Exhibit
                     10(m) to 1992 Form 10-K, and incorporated herein by reference.)

10(x) 1985 Incentive Stock Option Plan 1990 Restatement of Bancorp. (Filed as Exhibit 10(n) to 1992 Form 10-K, and incorporated herein by reference.)

Exhibit Description
- --------------------------------------------------------------------------------

10(y) Amended and Restated 1995 Incentive Stock Option Plan of Bancorp (Filed herewith).

11                   Statement  Regarding  Computation  of Per  Share  Earnings.
                     (Filed as Exhibit 11 to 1995 Form 10-K, and incorporated herein by reference.)

21 Subsidiary of Bancorp. (Filed as Exhibit 22 to 1991 Form 10-K, and incorporated herein by reference.)

23                   Consent of Arthur Andersen LLP (Filed herewith).

27                   Financial Data Schedule (Filed herewith).