Form 10-Q
period 1996-06-30
WESTPORT BANCORP INC
filed 1996-08-09
CIK 735961

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    June 30, 1996
                                        ---------------------

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition  period from               to
                                        ---------------   ------------------

                         Commission file number 0-12936
                                                -------------
                             Westport Bancorp, Inc.
            ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                 06-1094350
    --------------------------------------------------------------------
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                 Identification No.)

                 87 Post Road East, Westport, Connecticut 06880
   ---------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (203) 222-6911
   ---------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

At July 31, 1996, there were 6,068,531 outstanding shares of Westport Bancorp, Inc.'s common stock, par value $.01 per share.

Part I -- Financial Information

Item 1 -- Financial Statements.
  ----------------------------------------------------------------------------



                             WESTPORT BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                       ($ in thousands, except share data)
                                                                                        June 30,           December 31,
                                                                                           1996                   1995
- -------------------------------------------------------------------------------------------------------------------------
                                                                                    (unaudited)

ASSETS:
Cash and due from banks                                                                $ 21,767               $ 24,113
Federal funds sold                                                                       13,500                 14,500
- -------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents                                                              35,267                 38,613
- -------------------------------------------------------------------------------------------------------------------------
Securities available for sale, at market value                                           90,814                 85,338
- -------------------------------------------------------------------------------------------------------------------------
Loans                                                                                   182,680                178,052
Allowance for loan losses                                                                (3,121)                (2,854)
- -------------------------------------------------------------------------------------------------------------------------
  Loans - net                                                                           179,559                175,198
- -------------------------------------------------------------------------------------------------------------------------
Premises and equipment - net                                                              3,478                  4,933
Accrued interest receivable                                                               2,251                  2,247
Other assets                                                                              5,279                  6,588
- -------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                           $316,648               $312,917
=========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY:
Liabilities:
Noninterest-bearing deposits                                                           $ 78,953               $ 78,421
Interest-bearing deposits                                                               179,938                196,249
- -------------------------------------------------------------------------------------------------------------------------
  Total deposits                                                                        258,891                274,670
- -------------------------------------------------------------------------------------------------------------------------
Short-term borrowings                                                                    29,049                  7,733
Other liabilities                                                                         3,593                  6,232
- -------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                     291,533                288,635
- -------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock - $.01 par value; authorized 2,000,000
    shares; outstanding 39,600 shares at June 30, 1996,                                       1                      1
    41,850 at December 31, 1995
  Common  stock - $.01 par  value;  authorized  20,500,000  shares;
    outstanding, 6,068,531 shares at June 30, 1996,
    5,433,665 shares at December 31, 1995                                                    60                     54
  Additional paid in capital                                                             23,485                 22,980
  Retained earnings                                                                       2,495                  1,285
  Net unrealized depreciation on securities
    available for sale, net of tax                                                         (926)                   (38)
- -------------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                           25,115                 24,282
- -------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $316,648               $312,917
=========================================================================================================================

See notes to consolidated financial statements.




                                              WESTPORT BANCORP, INC.
                                        CONSOLIDATED STATEMENTS OF INCOME
                                     ($ in thousands, except per share data)
                                                   (unaudited)

                                                                   Three Months Ended                Six Months Ended
                                                                        June 30,                          June 30,
                                                                1996             1995              1996              1995
- ----------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Loans                                                      $  4,114          $  4,033           $ 8,123           $ 8,175
Securities                                                    1,363               984             2,672             1,947
Federal funds sold and other                                     77                63               103                72
- ----------------------------------------------------------------------------------------------------------------------------
     Total interest income                                    5,554             5,080            10,898            10,194
- ----------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Deposits                                                      1,389             1,162             2,848             2,248
Short-term borrowings                                           227               335               405               657
- ----------------------------------------------------------------------------------------------------------------------------
Total interest expense                                        1,616             1,497             3,253             2,905
- ----------------------------------------------------------------------------------------------------------------------------
Net interest income                                           3,938             3,583             7,645             7,289
Provision for loan losses                                       300               375               600               750
- ----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
     for loan losses                                          3,638             3,208             7,045             6,539
- ----------------------------------------------------------------------------------------------------------------------------
OTHER OPERATING INCOME:
Trust fees                                                      490               465               946               869
Service charges on deposit accounts                             370               344               699               686
Realized security gains (losses) - net                           13               (23)               13              (233)
Loan sale gains - net                                           ---                21                85                38
Mortgage service fees                                            34                34                65                65
Other                                                           157               147               336               283
- ----------------------------------------------------------------------------------------------------------------------------
     Total other operating income                             1,064               988             2,144             1,708
- ----------------------------------------------------------------------------------------------------------------------------
OTHER OPERATING EXPENSE:
Salaries and benefits                                         1,466             1,346             2,975             2,760
Occupancy - net                                                 365               331               762               690
Professional fees                                               283               209               557               412
Data processing                                                 143               142               290               282
Furniture and equipment                                          88                63               166               139
Other insurance premiums                                         46                55                90               112
FDIC insurance premiums                                           1               177                 1               353
Other                                                           395               406               758               815
- ----------------------------------------------------------------------------------------------------------------------------
     Total other operating expense                            2,787             2,729             5,599             5,563
- ----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                    1,915             1,467             3,590             2,684
Income taxes (benefit)                                          796              (115)            1,491              (558)
- ----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                  $ 1,119          $  1,582           $ 2,099           $ 3,242
============================================================================================================================

Earnings Per Common Share                                  $   0.11         $    0.15           $  0.20           $  0.32
============================================================================================================================
Weighted average number of common
   shares and common equivalent
   shares outstanding                                     10,579,196       10,377,543        10,556,441        10,191,198
============================================================================================================================

   See notes to consolidated financial statements.




                                                       WESTPORT BANCORP, INC.
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                          ($ in thousands)
                                                            (unaudited)






                                                                                                                Net
                                                                                                             Unrealized
                                                                                                            Appreciation/
                                    Preferred Stock           Common Stock                                 (Depreciation)
                                  --------------------    -------------------   Additional    Retained     on Securities
                                   Number of               Number of              Paid in     Earnings    Available for Sale,
                                    Shares      Amount      Shares     Amount     Capital     (Deficit)      Net of Tax       Total
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1995              43,950   $     1    3,211,752     $   32    $21,459     $  (4,680)       $ (414)      $16,398
- ------------------------------------------------------------------------------------------------------------------------------------
Net Income                               ---       ---          ---        ---        ---         3,242          ---          3,242
Issuance of Common Stock -
  Warrants exercised                     ---       ---    1,972,000         20      1,459           ---          ---          1,479
  Employee Options exercised             ---       ---        9,000        ---         18           ---          ---             18
  Conversion of Preferred Stock       (1,600)      ---      160,000          1         (1)          ---          ---            ---
  Dividend Reinvestment and
    Stock Purchase Plan                  ---       ---          798        ---          4           ---          ---              4
Dividends -
    Preferred Stock                      ---       ---          ---        ---        ---           (85)         ---            (85)
    Common Stock                         ---       ---          ---        ---        ---          (107)         ---           (107)
Change in net unrealized depreciation
  on securities available for sale,
  net of tax                             ---       ---          ---        ---        ---           ---          417            417
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995                42,350   $     1    5,353,550     $   53    $22,939     $  (1,630)         $ 3        $21,366
====================================================================================================================================


- ------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996              41,850   $     1    5,433,665     $   54    $22,980      $  1,285        $ (38)       $24,282
- ------------------------------------------------------------------------------------------------------------------------------------
Net Income                               ---       ---          ---        ---        ---         2,099          ---          2,099
Issuance of Common Stock -
  Conversion of Preferred Stock       (2,250)      ---      225,000          2         (2)          ---          ---            ---
  Warrants exercised                     ---       ---      325,500          3        242           ---          ---            245
  Dividend Reinvestment and
    Stock Purchase Plan                  ---       ---        1,116        ---          7           ---          ---              7
  Employee Options exercised             ---       ---       83,250          1        258           ---          ---            259
Dividends -
    Preferred Stock                      ---       ---          ---        ---        ---          (358)         ---           (358)
    Common Stock                         ---       ---          ---        ---        ---          (531)         ---           (531)
Change in net unrealized depreciation
  on securities available for sale,
  net of tax                             ---       ---          ---        ---        ---           ---         (888)          (888)
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1996                39,600  $      1    6,068,531     $   60    $23,485      $  2,495        $(926)       $25,115
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





                                                       WESTPORT BANCORP, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          ($ in thousands)
                                                            (unaudited)

                                                                                                        Six Months Ended
                                                                                                            June 30,
                                                                                                    1996                  1995
          -----------------------------------------------------------------------------------------------------------------------
           OPERATING ACTIVITIES:
           Net income                                                                          $   2,099             $   3,242
           Adjustments to reconcile net income to
             net cash provided by operating activities:
               Provision for loan losses                                                             600                   750
               Deferred tax provision (benefit)                                                    1,420                  (618)
               Depreciation, amortization and accretion                                              416                   420
               Provision for and losses on other real estate owned - net                             ---                   120
               Loss on sale of bank premises-net                                                       5                   ---
               Loan sale gains - net                                                                 (85)                  (38)
               Realized security (gains) losses - net                                                (13)                  233
               Increase in accrued interest receivable                                                (4)                 (170)
               Decrease (increase) in other assets                                                   479                (1,791)
               Increase decrease in other liabilities                                             (2,609)                   54
          -----------------------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                                           2,308                 2,202
          -----------------------------------------------------------------------------------------------------------------------
           INVESTING ACTIVITIES:
           Proceeds from maturities of securities -
               Available for sale                                                                 20,494                   ---
               Held to maturity                                                                      ---                 1,000
           Proceeds from sales of securities -
               Available for sale                                                                  6,027                21,399
           Principal collected on securities                                                       2,180                 2,313
           Purchases of securities -
               Available for sale                                                                (35,748)              (18,268)
               Held to maturity                                                                      ---                (4,999)
           Increase in loans - net                                                                (9,733)               (3,627)
           Loans repurchased by the FDIC                                                             ---                 1,246
           Proceeds from sale of bank premises                                                     1,199                   ---
           Proceeds from sales of loans                                                            4,857                 9,034
           Proceeds from sales of other real estate owned                                            ---                   161
           Purchases of premises and equipment                                                       (89)                 (307)
          -----------------------------------------------------------------------------------------------------------------------
               Net cash (used in) provided by investing activities                               (10,813)                7,952
          -----------------------------------------------------------------------------------------------------------------------
           FINANCING ACTIVITIES:
           Increase (decrease) in noninterest-bearing deposits - net                                 532                (3,747)
           Decrease in interest-bearing deposits - net                                           (16,311)              (11,563)
           Increase in short-term borrowings - net                                                21,316                13,892
           Proceeds from issuance of Common Stock - net                                              511                 1,501
           Dividends                                                                                (889)                 (192)
          -----------------------------------------------------------------------------------------------------------------------
               Net cash provided by (used in) financing activities                                 5,159                  (109)
          -----------------------------------------------------------------------------------------------------------------------
           Increase (decrease) in cash and cash equivalents                                       (3,346)               10,045
           Cash and cash equivalents at beginning of year                                         38,613                17,924
          -----------------------------------------------------------------------------------------------------------------------
               Cash and cash equivalents at end of period                                      $  35,267             $  27,969
          =======================================================================================================================

           See notes to consolidated financial statements.


                                                                 5

                             WESTPORT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



Note 1 - Unaudited Financial Statements

The accompanying unaudited consolidated financial statements include the accounts of Westport Bancorp, Inc. ("Bancorp") and its subsidiary, The Westport Bank & Trust Company (the "Bank") (together, the "Company"). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In preparing Bancorp's interim financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of condition and the reported amounts of revenues and expenses for the periods. Actual future results could differ significantly from these estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1995.

Certain prior year amounts have been reclassified to conform with the 1996 presentation.


Note 2 - Merger Agreement

On June 21, 1996, Bancorp and the Bank entered into an Agreement and Plan of Merger (the "Agreement") with HUBCO, Inc. ("HUBCO"). Pursuant to the Agreement, at the Effective Time (as defined in the Agreement), the Company will be merged with and into HUBCO (the "Merger") and HUBCO will be the surviving corporation. At HUBCO's option, at the Effective Time, and simultaneously with the Merger, the Bank will be merged (the "Bank Merger") with HUBCO's principal Connecticut bank subsidiary (the "Connecticut Bank") or with another subsidiary of HUBCO, if HUBCO has no Connecticut bank subsidiary at the Effective Time (the Connecticut Bank or such other HUBCO subsidiary, sometimes hereinafter referred to as the "Surviving Bank").

Pursuant to the Agreement, in the Merger, each share of common stock, $.01 par value, of the Company ("WBI Common Stock"), issued and outstanding immediately prior to the Effective Time (excluding treasury shares and shares held by HUBCO) will be converted at the Effective Time into the right to receive 0.3225 of a share of common stock, no par value, of HUBCO ("HUBCO Common Stock"). Each share of Series A Convertible Preferred Stock, $.01 par value, of the Company ("WBI Preferred Stock"), issued and outstanding immediately prior to the Effective Time (excluding treasury shares, shares held by HUBCO and dissenting shares) will be converted at the Effective Time into the right to receive one share of a newly created series of HUBCO preferred stock having terms substantially identical to those of the WBI

Preferred Stock. All shares of WBI Common Stock and WBI Preferred Stock held by the Company in its treasury or owned by HUBCO or by any of HUBCO's wholly-owned subsidiaries, including Hudson United Bank, (other than shares held as trustee or in a fiduciary capacity and shares held as collateral or in lieu of a debt previously contracted) immediately prior to the Effective Time shall be cancelled. Cash will be paid in lieu of fractional shares of HUBCO Common Stock.

Stock options which, as of the Effective Time, are outstanding and fully vested and exercisable as to all of the shares of WBI Common Stock that are subject to such option (including options that became exercisable as a result of the transactions contemplated by the Agreement) (each a "Vested Stock Option") will be converted at the Effective Time into HUBCO Common Stock, based upon the value of the Vested Stock Option, to the extent permitted under the plans and agreements under which such Vested Stock Options were granted (each Vested Stock Option so converted, a "Converting Stock Option"). If conversion of any Vested Stock Option is not permitted under the plan or agreement under which such Vested Stock Option was granted without the consent of the optionee affected thereby, Bancorp, in consultation with HUBCO, will use its reasonable best efforts to obtain the consent of the necessary parties to amend such plan and/or agreement to permit such conversion and to cause Vested Stock Options outstanding at the Effective Time to be Converting Stock Options. Each stock option outstanding at the Effective Time (i) which is not a Vested Stock Option or (ii) which is a Vested Stock Option and which is not a Converting Stock Option will be converted into an option to purchase HUBCO Common Stock based upon the value of the stock option.

The Agreement provides that two nominees, designated by the Company and acceptable to HUBCO (which persons shall be Michael H. Flynn and David A. Rosow, unless HUBCO and the Company agree in writing to the contrary), will be duly appointed by the Board of Directors of HUBCO to HUBCO's Board of Directors effective at the Effective Time. Provision shall have been made such that three nominees, designated by the Company and acceptable to HUBCO (which persons shall include Michael H. Flynn and David A. Rosow, unless HUBCO and the Company agree in writing to the contrary) and one person designated by Josiah T. Austin and acceptable to HUBCO each shall have been appointed as directors of the Surviving Bank (or shall continue as directors of the Bank if the Bank Merger is not consummated at the Effective Time). HUBCO will have caused Michael H. Flynn to be appointed President of the Connecticut Bank, subject to the condition that Mr. Flynn amend his employment agreement so that none of Bancorp, the Bank, HUBCO or any subsidiary of HUBCO will be required to make any payments or provide any benefits which, if paid or provided, would constitute an "excess parachute payment" (as defined in Section 280G of the Internal Revenue Code of 1986, as amended). HUBCO will have caused David A. Rosow to be appointed Chairman of the Executive Committee of the HUBCO Board of Directors.

The Agreement is subject to a number of conditions including, but not limited to, shareholder approval and approval of regulatory agencies including the State of Connecticut Bank Commissioner and the Federal Reserve Bank of New York. HUBCO expects to account for the Merger as a pooling of interests.

Expenses incurred by Bancorp in connection with the Merger will be deferred pending completion of the Merger. Such expenses amounted to approximately $100,000 as of June 30, 1996. Bancorp's management anticipates the Merger will close during the fourth quarter of 1996.

Note 3 - Regulatory Matters

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

The following summarizes the minimum capital requirements and Bancorp's capital position (there are no significant differences between the Bank's and Bancorp's capital ratios) at June 30, 1996.

                                                                         Bancorp's              Minimum Capital
Capital Ratio                                                        Capital Position             Requirements
- -------------------------------------------------------------------------------------------------------------------

Total Capital to Risk-Weighted Assets                                    14.84%                      8.0%

Tier 1 Capital to Risk-Weighted Assets                                   13.59                       4.0

Tier 1 Capital to Average Assets (Leverage Ratio)                         8.55                       3.0(1)



(1)  An additional 1% to 2% is required for all but the most highly rated institutions.


The Federal Deposit Insurance Act ("FDIA"), as amended by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), establishes five
classifications   for  banks  on  the  basis  of  their  capital  levels:   well
capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At June 30, 1996, the Company was "well capitalized" under FDIA, as amended, based upon the above capital ratios. Deterioration of economic conditions and real estate values could adversely affect future results, leading to increased levels of loan charge-offs, provision for loan losses and nonaccrual loans, affecting the ability of the Company to maintain the well capitalized classification, and resulting in reductions in income and total capital.


Note 4 - Income Taxes

Effective January 1, 1996, the Company began providing income taxes at regular federal and state tax rates, having fully recognized the financial statement benefit of its net operating loss carryforwards in 1995. The Company's federal and state income tax provision for the first six months of 1996, totaled $1,491,000; cash payments for income taxes during the period totaled $100,000. The Company's tax provision for the first six months of 1995 included a current federal and state tax provision totaling $60,000 and a $618,000 benefit resulting from the reversal of a portion of the previously established deferred tax valuation allowance. For the six month period ended June 30, 1995, the Company made cash payments for income taxes totaling $65,000.

As of June 30, 1996, the Company has aggregate net operating loss carryforwards of approximately $3.8 million for federal purposes and $4.4 million for state purposes to offset future income for tax return purposes.

At June 30, 1996, the Company had a net deferred tax asset of $2.0 million representing anticipated future utilization of its net operating loss carryforwards as an offset against future taxable income and other temporary differences.

The $0.9 million tax effect relating to the unrealized loss on available for sale securities during the first six months of 1996 is excluded from the consolidated statement of cash flows because no cash was involved.


Note 5 - Earnings Per Share

Earnings per share are computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding.

For the quarters ended June 30, 1996 and 1995, the computation includes 5,689,465 and 4,763,227 weighted average shares outstanding, respectively, and 890,720 and 1,331,844 weighted average common equivalent shares, respectively, under the treasury stock method. The earnings per share computations also include 3,999,011 and 4,282,472 weighted average common shares in 1996 and 1995, respectively, issuable upon the assumed conversion of preferred stock.

For the six month periods ended June 30, 1996 and 1995, the computation includes 5,629,550 and 4,010,532 weighted average shares outstanding, respectively, and 897,111 and 1,842,241 weighted average common equivalent shares, respectively, under the treasury stock method. The earnings per share computations also include 4,029,780 and 4,338,425 weighted average shares in 1996 and 1995, respectively, issuable upon the assumed conversion of preferred stock.

There was no difference between primary and fully diluted earnings per share in the second quarters of 1996 and 1995 or in the six month periods ended June 30, 1996 and 1995.


Note 6 - New Accounting Standards

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


Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.
  ---------------------------------------------------------------------------


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

The Company reported net income for the first six months of 1996 of $2,099,000, or $0.20 per common share, compared to net income of $3,242,000 or $0.32 per common share for the comparable 1995 period. Effective January 1, 1996, the Company began providing income taxes at regular federal and state tax rates, having fully utilized the financial statement benefit of its net operating loss carryforwards in 1995. The 1996 second quarter and first six month period tax provision of $0.8 and $1.5 million, respectively, compares with a $0.1 and $0.6 million tax benefit recognized during the same periods in 1995 . Excluding non-recurring gains and losses from the sale of loans and/or investment securities, the Company's pretax earnings from core operations were $3,492,000 for the six months ended June 30, 1996, an increase of 21% from core earnings of $2,879,000 for the first six months of 1995. Contributing to the improved pre-tax results for the first six months of 1996, as compared to the same period in 1995, was a 35% decline in nonperforming assets and an increase in average earning assets, which resulted in a 7% increase in interest income. In addition, a reduction in the provision for loan losses as a result of the overall improvement in the credit quality of the loan portfolio, an increase in Trust fee income, a reduction in FDIC insurance premiums and the elimination of realized security losses contributed to improved pre-tax earnings.

During the second quarter of 1996, net income was $1,119,000, or $0.11 per common share, compared to net income of $1,582,000, or $0.15 per common share for the comparable 1995 period. Excluding non-recurring gains and losses, the Company's second quarter pre-tax earnings from core operations were $1,902,000, which represented a 29% increase from $1,469,000 for the comparable 1995 period. Contributing to the improvement in results in the second quarter of 1996, compared to the same period of 1995, was an increase of 9% in average interest-earning assets, increases in fee income, a reduction in the provision for loan losses and a reduction in FDIC insurance premiums.

Negatively impacting earnings for the second quarter and first six months of 1996 was an increase in the cost and volume of average interest-bearing liabilities, an increase in salaries and benefits associated with the opening of a new branch facility during the third quarter of 1995 and an increase in professional fees related to executive compensation initiatives and corporate legal fees.

Bancorp's leverage ratio at June 30, 1996 was 8.55%, and its total capital to risk-weighted asset ratio was 14.84%, which exceeded current minimum requirements. See Note 3 to the accompanying consolidated financial statements for further discussion of regulatory matters.

The Company's results for 1996 continued to be impacted by the sluggish regional economy and real estate market. However, during 1995 and the first six months of 1996, management has seen some positive trends, including the increased stabilization of the local economy, reduction in vacancy rates, and renewed activity in the real estate market, which have had a positive effect on earnings. A deterioration of the economy and/or real estate values would adversely affect results in 1996 and beyond, and could lead to increased levels of loan charge-offs, the provision for loan losses and nonaccrual loans and reductions in income and total capital.

On June 21, 1996, Bancorp and the Bank entered into the Agreement and Plan of Merger with HUBCO. See Note 2 to the financial statements for a further discussion of the Agreement.


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

Net interest income was $7,645,000 in the first six months of 1996, compared with $7,289,000 in the comparable 1995 period, an increase of 4.9% or $356,000. For the second quarter of 1996, net interest income increased $355,000 to $3,938,000, or 9.9% over the 1995 second quarter figure of $3,583,000. Factors impacting interest income and expense are discussed below.

Total interest income amounted to $10,898,000 for the first six months of 1996, compared to $10,194,000 for the same period in 1995, an increase of 6.9%. A key factor relating to the higher level of total interest income for the first six months of 1996, compared to the same period for 1995, was an increase in average earning assets of $18.4 million or 7.2%, to $274,898,000 from $256,480,000. This increase in volume during the 1996 period resulted in an additional $615,000 of interest income. The average balance of investment securities, as a component of earning assets, experienced the most significant increase from $68,372,000 in 1995 to $88,565,000 in 1996, an increase of 29.5%. During the first six month period of 1996, the yield on average interest-earning assets decreased slightly to 7.9% from 8.0% in 1995. Negatively impacting the first six months of 1996 was a 24.2% increase, from December 31, 1995, in nonaccrual loans. Positively impacting the second quarter of 1996, average earning assets increased $23,697,000 to $279,465,000, an increase of 9.3%, increasing interest income by $390,000. In addition, average non-accruing loans declined 40.4% to $2,635,000 in the second quarter of 1996 from $4,424,000 in the second quarter of 1995.

Total interest expense for the first six months of 1996 was $3,253,000, an increase of 12.0% from $2,905,000 for the same period in 1995. This increase is, in part, the result of a 3.7% increase in average interest-bearing liabilities. For the first six month period of 1996, average interest-bearing liabilities increased to $201,265,000 from $194,138,000 for the comparable 1995 period, resulting in an increase in interest expense of $261,000. In addition, average interest costs on interest-bearing liabilities for the first six month period of 1996 increased to 3.2% from 3.0% for the comparable 1995 period, resulting in additional interest expense of $87,000. For the second quarter of 1996, interest expense increased $119,000 or 7.9%, primarily due to the 6.3% increase in average interest-bearing liabilities. Positively impacting results during the three and six month periods ended June 30, 1996 was an increase of 10.3% and 8.0%, respectively, in the average balance of noninterest-bearing liabilities as compared to the same periods in 1995.

Net interest margin represents net interest income divided by average interest-earning assets. For the first six months of 1996, the net interest margin declined to 5.6% from 5.7% in the comparable 1995 period. For the second quarter of 1996, the net interest margin remained unchanged at 5.6% as compared to the second quarter of 1995. The net interest margin in 1996 was negatively impacted by the increase in average interest-bearing liabilities and associated costs offset, in part, by the increase in average interest-earning assets.

Total interest income for the comparable periods of 1996 and 1995 was negatively impacted by the level of nonaccrual loans, averaging $2,456,000 and $4,333,000 for the first six months of 1996 and 1995, respectively. Further improvement in net interest income is dependent, in part, upon the continued resolution of nonperforming assets.

The following table sets forth a comparison of average earning assets, nonaccrual loans, average interest-bearing liabilities and related interest-income and expense for the three months ended June 30, 1996 and 1995. Average balances are averages of daily closing balances.



                                                                            Three Months Ended June 30,
- ----------------------------------------------------------------------------------------------------------------------------------
                                                              1996                                           1995
- ----------------------------------------------------------------------------------------------------------------------------------
                                             Average       Income/     Average              Average       Income/         Average
                                             Balance       Expense       Rate               Balance       Expense            Rate
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                           ($ in thousands)
 Earning Assets:
   Accruing loans                           $181,244        $4,114          9.1%           $179,459        $4,033           9.0%
   Non-accruing loans                          2,635           ---          ---               4,424           ---           ---
- ----------------------------------------------------------------------------------------------------------------------------------
   Total loans                               183,879         4,114          9.0             183,883         4,033           8.8
   Investment securities                      89,713         1,363          6.1              67,729           984           5.8
   Federal funds sold
    and other                                  5,873            77          5.2               4,156            63           6.0
- ----------------------------------------------------------------------------------------------------------------------------------
 Total interest-earning
   assets                                   $279,465         5,554          8.0            $255,768         5,080           8.0
                                            ========         -----                         ========         -----
 Noninterest-bearing
   demand deposits                          $ 72,927           ---          ---            $ 66,133           ---           ---

 Interest-bearing
   liabilities:
    NOW and Money market                      72,710           311          1.7              66,222           273           1.7
    Savings                                   46,424           230          2.0              52,116           257           2.0
    Certificates of deposit                   66,441           839          5.1              50,106           620           5.0
    Other                                     18,139           236          5.2              23,267           347           6.0
- ----------------------------------------------------------------------------------------------------------------------------------
 Total interest-bearing
    liabilities                              203,714         1,616          3.2             191,711         1,497           3.1
- ----------------------------------------------------------------------------------------------------------------------------------

 Total noninterest-bearing
    deposits and interest-
    bearing liabilities                     $276,641         1,616          2.3            $257,844         1,497           2.3
                                            ========         -----                         ========         -----
 Net interest income(1)                                     $3,938                                         $3,583
==================================================================================================================================

 Net interest margin(2)                                                     5.6%                                            5.6%
==================================================================================================================================

 Interest rate spread(3)                                                    5.7%                                            5.7%
==================================================================================================================================

(1)   Interest income includes fees on loans of $109,000 and $49,000 for 1996 and 1995, respectively.

(2)   Net interest  margin is net interest income divided by total average earning assets.

(3)   Interest rate spread is the difference  between the yield on total average interest-earning assets and the cost of total average  noninterest-bearing deposits and interest-bearing liabilities.

The following table sets forth a comparison of average earning assets, nonaccrual loans, average interest-bearing liabilities and related interest-income and expense for the six months ended June 30, 1996 and 1995. Average balances are averages of daily closing balances.



                                                                      Six Months Ended June 30,
- ---------------------------------------------------------------------------------------------------------------------------------
                                                             1996                                           1995
- ---------------------------------------------------------------------------------------------------------------------------------
                                            Average       Income/        Average           Average       Income/         Average
                                            Balance       Expense           Rate           Balance       Expense            Rate
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                    ($ in thousands)
 Earning Assets:
   Accruing loans                           $179,946        $8,123          9.1%           $181,375        $8,175           9.1%
   Non-accruing loans                          2,456           ---          ---               4,333           ---           ---
- ----------------------------------------------------------------------------------------------------------------------------------
   Total loans                               182,402         8,123          8.9             185,708         8,175           8.9
   Investment securities                      88,565         2,672          6.0              68,372         1,947           5.7
   Federal funds sold
    and other                                  3,931           103          5.2               2,400            72           6.0
- ----------------------------------------------------------------------------------------------------------------------------------
 Total interest-earning
   assets                                   $274,898        10,898          7.9            $256,480        10,194           8.0
                                            ========        ------                         ========        ------
 Noninterest-bearing
   demand deposits                          $ 70,928           ---          ---            $ 65,687           ---           ---

 Interest-bearing
   liabilities:
    NOW and Money market                      70,803           614          1.7              67,814           536           1.6
    Savings                                   45,919           454          2.0              54,413           536           2.0
    Certificates of deposit                   68,337         1,762          5.2              48,710         1,156           4.8
    Other                                     16,206           423          5.2              23,201           677           5.9
- ----------------------------------------------------------------------------------------------------------------------------------
 Total interest-bearing
    liabilities                              201,265         3,253          3.2             194,138         2,905           3.0
- ----------------------------------------------------------------------------------------------------------------------------------

 Total noninterest-bearing
    deposits and interest-
    bearing liabilities                     $272,193         3,253          2.4            $259,825         2,905           2.3
                                            ========         -----                         ========         -----
 Net interest income(1)                                     $7,645                                         $7,289
==================================================================================================================================

 Net interest margin(2)                                                     5.6%                                            5.7%
==================================================================================================================================

 Interest rate spread(3)                                                    5.5%                                            5.7%
==================================================================================================================================

(1)   Interest income includes fees on loans of $180,000 and $106,000 for 1996 and 1995, respectively.

(2)   Net interest  margin is net interest income divided by total average earning assets.

(3)   Interest rate spread is the difference  between the yield on total averageinterest-earning assets and the cost of total average  noninterest-bearing deposits and interest-bearing liabilities.


The following table analyzes the changes attributable to the rate and volume components of net interest income.



                                                   Three Months Ended June 30,                   Six Months Ended June 30,
- ------------------------------------------------------------------------------------------------------------------------------------
                                                          1996 vs 1995                                   1996 vs 1995
                                                       Increase/(decrease)                            Increase/(decrease)
                                                      due to change in(1):                           due to change in(1):
                                                                              Total                                          Total
                                                Volume         Rate          Change           Volume          Rate          Change
- ------------------------------------------------------------------------------------------------------------------------------------
 Interest Income:
   Loans                                    $    40          $   41         $    81        $   (27)      $     (25)        $   (52)
   Investment securities                        332              47             379            605             120             725
   Federal funds sold and other                  18              (4)             14             37              (6)             31
- ------------------------------------------------------------------------------------------------------------------------------------
 Total interest income                          390              84             474            615              89             704
- ------------------------------------------------------------------------------------------------------------------------------------
 Interest Expense:
   Deposits and other interest-bearing
   liabilities:
     NOW & Money market                          27              11              38             25              53              78
     Savings                                    (28)              1             (27)           (81)             (1)            (82)
     Certificate of deposit                     206              13             219            502             104             606
     Other                                      (72)            (39)           (111)          (185)            (69)           (254)
- ------------------------------------------------------------------------------------------------------------------------------------
  Total interest expense                        133             (14)            119            261              87             348
- ------------------------------------------------------------------------------------------------------------------------------------
 Change in Net Interest Income              $   257          $   98         $   355        $   354         $     2         $   356
====================================================================================================================================


(1)  Variances were computed as follows:
     Variance  due to  rate =  change  in  rate  multiplied  by old  volume.
     Variance due to volume = change in volume multiplied by old rate.
     Variance due to  rate/volume  prorated to rate and variance  volumes on the basis of gross value.

Nonperforming Assets

The following table sets forth the principal portion of loans with principal or interest payments contractually past due 90 days or more, nonaccrual loans, impaired loans and other real estate owned at June 30, 1996, December 31, 1995 and June 30, 1995.

                                                                                                     % Change        % Change
                                                                                                      June 30,        June 30,
                                                                                                      1996 vs         1996 vs
                                                 June 30,         Dec. 31,           June 30,         Dec. 31,        June 30,
                                                    1996             1995               1995             1995            1995
- --------------------------------------------------------------------------------------------------------------------------------
                                                           ($ in thousands)
 Loans 90 days or more past due, on accrual status:
   Mortgage:
      Secured by residential
      property                                $       50        $       5         $      454              N/M%            (89)%
      Commercial and other                           628              ---                ---              N/M             N/M
   Home equity                                       ---              149                150             (100)           (100)
   Consumer and other                                ---                4                 16             (100)           (100)
- --------------------------------------------------------------------------------------------------------------------------------
                                                     678              158                620              329               9
- --------------------------------------------------------------------------------------------------------------------------------
 Nonaccrual loans
   Mortgage:
      Secured by residential
      property                                       591               85                656              N/M             (10)
      Commercial and other                           950            1,098              1,098              (13)            (13)
   Commercial                                        938              813              1,700               15             (45)
- --------------------------------------------------------------------------------------------------------------------------------
                                                   2,479            1,996              3,454               24             (28)
- --------------------------------------------------------------------------------------------------------------------------------

 Impaired accruing loans                           1,048              447              2,373              N/M             (56)
- --------------------------------------------------------------------------------------------------------------------------------

   Total nonperforming loans                       4,205            2,601              6,447               62             (35)

 Other real estate owned                              60              ---                 71              N/M             (15)
- --------------------------------------------------------------------------------------------------------------------------------

   Total nonperforming assets                  $   4,265         $  2,601           $  6,518               64%            (35)%
================================================================================================================================

   N/M = not measurable or not meaningful.


The increase in nonperforming loans at June 30, 1996, as compared to December 31, 1995 is, in part, attributable to the addition of four nonaccrual loans totaling $0.6 million which are secured by residential property. In addition, one commercial mortgage totaling $0.8 million was added to impaired loans and two commercial mortgage loans were ninety days past due as of June 30, 1996. However, management believes all of these loans are well secured and is aggressively pursuing the collection of these loans.

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

At June 30, 1996, the recorded investment in loans for which impairment has been recognized in accordance with SFAS 114 and 118 totaled $3,527,000, of which $2,479,000 were nonaccrual loans. At June 30, 1996, the valuation allowance related to all impaired loans totaled $790,000 and is included in the allowance for loan losses. For the three months ended June 30, 1996, the average recorded investment in impaired loans was approximately $3.7 million. Total interest in the amount of $24,700 was recognized on accruing impaired loans during the quarter.

At June 30, 1996, the Company had no commitments to lend additional funds to borrowers with loans that have been classified as impaired. The level of nonperforming assets has had a significant negative impact on the Company's capital and earnings over the last five years. Although management recognizes that the level of nonperforming assets is still high, it is encouraged by the downward trend since 1990 and the 35% decline from June 30, 1995 to June 30, 1996.

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

The following table summarizes the activity on nonaccrual loans for the periods ended June 30, 1996 and 1995.

                                                                                                             % Change
                                                                                                              June 30,
                                                                                                               1996 vs
                                                                                                              June 30,
                                                               1996                      1995                    1995
- -------------------------------------------------------------------------------------------------------------------------
                                                                     ($ in thousands)

Balance, January 1,                                         $ 1,996                   $ 4,316                     (54)%
- -------------------------------------------------------------------------------------------------------------------------

Additions                                                     1,418                     1,200                      18
- -------------------------------------------------------------------------------------------------------------------------

Less:
  Repayments                                                    297                     1,379                     (78)
  Charge-offs                                                   318                       160                      99
  Reinstate accruing                                            260                       523                     (50)
  Transfer to OREO                                               60                       ---                     N/M
- -------------------------------------------------------------------------------------------------------------------------
Total resolved                                                  935                     2,062                     (55)
- -------------------------------------------------------------------------------------------------------------------------

Balance, June 30,                                           $ 2,479                   $ 3,454                     (28)%
=========================================================================================================================

N/M = not measurable or not meaningful.


Included in the additions for the first six months of 1996 are four loans totaling $0.6 million which are secured by residential properties. Management believes these loans are well secured and is aggressively pursuing the collection of these loans.

In addition to the loans classified as nonperforming in the preceding table, the Bank's internal loan review function has identified approximately $1.4 million of loans with more than normal credit risk. Management believes the payment history of these loans indicates the borrowers may have difficulty in the future in meeting all of the terms of the contractual agreements. These loans, as well as nonperforming loans, have been considered in the analysis of the adequacy of the allowance for loan losses.

Allowance for Loan Losses

Management evaluates the adequacy of the allowance for loan losses on a regular basis by considering various factors, including past loan loss experience, delinquent and nonperforming loans and the quality and level of collateral securing these loans, inherent risks in the loan portfolio, and current economic and real estate market conditions. Management has performed a loan-by-loan risk assessment of each classified loan and of a substantial portion of the performing commercial and commercial mortgage portfolios resulting in a specific reserve based on loss exposure. An additional general reserve is also allocated to each of these portfolios as well as to the residential mortgage and other loan portfolios on an overall basis, based upon the risk category and loss experience of the given portfolio. Based upon this review, management believes that, in the aggregate, the allowance of $3,121,000 at June 30, 1996 is adequate to absorb probable loan losses inherent in the loan portfolio. The adverse real estate market in Fairfield County, the Company's past reliance upon commercial real estate lending, the level of charge-offs during the past five years and the level of nonperforming loans are factors which are considered when the adequacy of the allowance for loan losses is reviewed. There is no assurance that the Company will not be required to make increases to the allowance in the future in response to changing economic conditions or regulatory examinations.

The increase in the allowance for loan losses from $2,854,000 at December 31, 1995 to $3,121,000 at June 30, 1996 reflects $469,000 of loan charge-offs during the period, a provision for loan losses of $600,000 and recoveries of $136,000. The charge-offs in 1996 primarily relate to loans on which a specific reserve had been allocated at December 31, 1995 based on anticipated loss exposure.

It is the Company's policy to charge-off loans against the allowance for loan losses when losses are certain. Such decisions are based upon an analysis of the loan, a judgment as to the borrower's ability to repay and the adequacy of collateral.

The following table summarizes other selected loan and allowance for loan losses information at June 30, 1996, December 31, 1995 and June 30, 1995.


                                           June 30,        December 31,          June 30,
                                              1996                1995              1995
- -------------------------------------------------------------------------------------------

Allowance for loan losses                 $  3,121            $  2,854          $  3,041
Nonaccrual loans                             2,479               1,996             3,454
Nonperforming loans (1)                      4,205               2,601             6,447
Allowance for loan losses
  as a % of nonaccrual loans                   126%                143%               88%
Allowance for loan losses
  as a % of nonperforming loans                 74%                110%               47%
Allowance for loan losses
  as a % of loans outstanding                 1.71%               1.60%             1.70%



(1) Includes nonaccrual loans, impaired loans and loans accruing 90 days or more past due.


Management is aware of its responsibility for maintaining an adequate allowance for loan losses and an adequate system to identify credit risk and account for it appropriately. The recent regulatory examination of the Company did not identify significant problem loans not already identified by management. Management will continue to review the findings of regulatory examinations and comply with regulatory recommendations.

A deterioration of economic conditions and real estate values would adversely affect future results, leading to increased levels of loan charge-offs, provision for loan losses and nonaccrual loans and reductions in income and total capital.

The following table sets forth the activity in the allowance for loan losses for the six months ended June 30, 1996 and 1995.



                                                                                1996                        1995
- -----------------------------------------------------------------------------------------------------------------
                                                                                      ($ in thousands)
Balance, January 1,                                                           $2,854                      $3,341
- -----------------------------------------------------------------------------------------------------------------

Loans charged-off:
  Mortgage:
     Secured by residential property                                               5                         162
     Commercial and other                                                        206                         648
  Commercial                                                                     185                         150
  Home equity                                                                     25                          35
  Consumer and other                                                              48                         119
- -----------------------------------------------------------------------------------------------------------------
     Total loans charged-off                                                     469                       1,114

Recoveries on amounts previously charged-off:
  Mortgage:
     Secured by residential property                                               4                         ---
  Commercial                                                                      42                          27
  Home equity                                                                     13                           4
  Consumer and other                                                              77                          33
- -----------------------------------------------------------------------------------------------------------------
     Total recoveries                                                            136                          64

     Net loans charged-off                                                       333                       1,050

Provision charged to operating expenses                                          600                         750
- -----------------------------------------------------------------------------------------------------------------

Balance, June 30,                                                             $3,121                      $3,041
=================================================================================================================


Other Real Estate Owned

Other real estate owned properties ("OREO") totalled $60,000 and $71,000 at June 30, 1996 and 1995, respectively, which amounts are included in Other Assets in the consolidated statements of condition. During the second quarter of 1996, the Company acquired a residential property through foreclosure, carried at $60,000. No other activity occurred in 1996.

During the first six months of 1995, the Bank recorded $120,000 in write-downs on real estate properties and sold a real estate property with a carrying value of $161,000, which resulted in a gain of $19,000 during the second quarter of 1995. No other significant activity occurred during this period. No properties were acquired, through foreclosure or acquisition, during the first six months of 1995. OREO properties are carried at the lower of cost or estimated fair value.

Further material declines in the real estate market could cause increases in the level of OREO, further losses or writedowns.

The following table summarizes the changes in OREO for the six months ended June 30, 1996 and 1995.


                                              1996                         1995
- --------------------------------------------------------------------------------
                                                      ($ in thousands)
Balance, January 1,                         $  ---                      $   352
- --------------------------------------------------------------------------------
    Additions                                   60                          ---
    Sales                                      ---                         (161)
    Write-downs                                ---                         (120)
- --------------------------------------------------------------------------------
Balance, June 30,                           $   60                      $    71
================================================================================

Other Operating Income

The following table sets forth other operating income for the three month and six month periods ended June 30, 1996 and 1995, and the percentage change from period to period.


                                               Three Months Ended        % Change             Six Months Ended           % Change
                                                    June 30,             1996 vs                  June 30,                 1996 vs
                                              1996           1995          1995             1996            1995            1995
- ------------------------------------------------------------------------------------------------------------------------------------
                                             ($ in thousands)                                 ($ in thousands)

 Trust fees                                $   490       $    465            5.4%           $   946        $   869           8.9%
 Service charges on deposit accounts           370            344            7.6                699            686           1.9
 Realized security gains (losses) - net         13            (23)           N/M                 13           (233)          N/M
 Loan sale gains                               ---             21           (100)                85             38           N/M
 Mortgage servicing fees                        34             34            ---                 65             65           ---
 Other                                         157            147            6.8                336            283          18.7
- ------------------------------------------------------------------------------------------------------------------------------------
   Total other operating income            $ 1,064        $   988            7.7%           $ 2,144        $ 1,708          25.5%
====================================================================================================================================

     N/M = not measurable or not meaningful.

Total other operating income for the first six months of 1996 increased 25.5% from the comparable period in 1995. This increase was due, in part, to a net loss of $233,000 realized on the sale of securities in the available for sale portfolio during 1995. The security losses were incurred in connection with the repositioning of the available for sale portfolio into higher yielding government agency securities. Excluding the securities loss in 1995, other operating income increased 10.5% in 1996 over the comparable 1995 period. For the second quarter of 1996, total other operating income increased 7.7% to $1,064,000 from $988,000 for the same period in 1995. Contributing factors are discussed below.

Trust fees increased $25,000, or 5.4% to $490,000 in the second quarter of 1996 and 8.9% for the first six months of 1996 as compared to the respective 1995 periods. This increase is primarily attributable to the new wealth management and investment services offered.

Service charges on deposit accounts increased 7.6% and 1.9% for the second quarter of 1996 and the first six months of 1996, respectively, as compared to the same periods in 1995. This increase was due primarily to the increased volume of insufficient fund charges.

The other income category increased 6.8% and 18.7%, for the three month and six month periods ended June 30, 1996, respectively, over the same periods in 1995, primarily due to increased letter of credit fees and commissions collected from checkbook orders.

Loan sale gains in 1996 were positively impacted by the adoption of Statement of Financial Accounting Standards No. 122 ("SFAS 122"), "Accounting for Mortgage
Servicing Rights" in the fourth quarter of 1995. SFAS 122 requires the capitalization of the fair value of originated mortgage servicing rights in connection with the sale of loans in the secondary market. During 1996, the Company sold $3.1 million in residential mortgage loans while retaining the rights to service these loans. Net gains of $66,000 were realized from the sale of these loans which included the recognition of a servicing asset

(originated mortgage servicing rights) and origination fees that had been previously collected and deferred in accordance with Statement of Financial Accounting Standards No. 91. Additionally, residential mortgage loans totaling $1.7 million were sold in the first six months of 1996, servicing released, resulting in realized net gains of $19,000. During the first six months of 1995, $9.0 million in residential mortgage loans were sold for a net gain of $38,000. The Company utilizes loan sales as part of its asset/liability management program.


Other Operating Expense

The following table sets forth other operating income and other operating expense for the three month and six month periods ended June 30, 1996 and 1995, and the percentage change from period to period.


                                          Three Months Ended        % Change              Six Months Ended          % Change
                                               June 30,              1996 vs                   June 30,              1996 vs
                                         1996           1995           1995               1996           1995          1995
- -------------------------------------------------------------------------------------------------------------------------------
                                        ($ in thousands)                               ($ in thousands)

  Salaries and benefits               $ 1,466        $ 1,346            8.9%           $ 2,975        $ 2,760           7.8%
  Occupancy - net                         365            331           10.3                762            690          10.4
  Professional fees                       283            209           35.4                557            412          35.2
  Data processing                         143            142            0.7                290            282           2.8
  Furniture and equipment                  88             63           39.7                166            139          19.4
  Other insurance premiums                 46             55          (16.4)                90            112         (19.6)
  FDIC insurance premiums                   1            177          (99.4)                 1            353         (99.7)
  Other                                   395            406           (2.7)               758            815          (7.0)
- -------------------------------------------------------------------------------------------------------------------------------
Total other operating expense         $ 2,787        $ 2,729            2.1%           $ 5,599        $ 5,563           0.6%
===============================================================================================================================

 N/M = not measurable or not meaningful.


For the six months ended June 30, 1996, total other operating expense increased $36,000 or 0.6% to $5,599,000 from $5,563,000 for the comparable period in 1995.
Total other operating expense, during the second quarter of 1996, increased 2.1% to $2,787,000 from $2,729,000 during the second quarter of 1995. Impacting both periods was the Company's expansion by opening an additional branch facility during the third quarter of 1995. Additional contributing factors are discussed below.

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

Other insurance premiums declined 16.4% to $46,000 in the second quarter of 1996 and 19.6% for the six month period ended June 30, 1996 due to lower premium costs as a result of the Company's improved financial condition and the continued decline in commercial insurance rates.

Offsetting these decreases was an increase in salaries and benefits of 8.9% in the second quarter of 1996 and 7.8% for the first six month period in 1996, as compared to the same periods in 1995, primarily as a result of additional staffing added in the third quarter of 1995 for the new branch facility, along with an increase in employee benefit costs, and costs associated with incentive programs.

Professional fees increased 35.4% and 35.2% in the second quarter and first six months of 1996, respectively, when compared to the same periods in 1995 primarily as a result of costs associated with executive compensation initiatives and corporate legal fees.

Occupancy expense increased 10.3% or $34,000 in the second quarter of 1996 and 10.4% or $72,000 in the first six months of 1996 over the related periods in 1995, primarily due to expenses associated with the new branch facility which opened during the third quarter of 1995. Furniture and equipment expense increased 39.7% and 19.4%, for the three and six month periods ended June 30, 1996, respectively, over comparable 1995 periods, primarily due to property taxes associated with new data processing equipment purchased in 1995.


Income Taxes

Effective January 1, 1996, the Company began providing income taxes at regular federal and state tax rates, having fully utilized the financial statement benefit of its net operating loss carryforwards during 1995. See Note 4 to the accompanying unaudited consolidated financial statements for further discussion.

Financial Condition

Total assets at June 30, 1996 aggregated $316,648,000 compared with $312,917,000 at December 31, 1995. Total loans were $182,680,000 at June 30, 1996, versus $178,052,000 at December 31, 1995. Noninterest-bearing deposits increased to $78,953,000 at June 30, 1996, compared with $78,421,000 at December 31, 1995.
Interest-bearing   deposits  totaled   $179,938,000  at  June  30,  1996  versus
$196,249,000 at December 31, 1995. The decline at June 30, 1996 in interest-bearing deposits, as compared to December 31, 1995, can primarily be attributed to the seasonal increase in deposits at year end, and the cyclical decline during 1996. Short-term borrowings were $29,049,000 at June 30, 1996 and $7,733,000 at December 31, 1995. For municipalities and selected commercial and retail customers, the Bank also offers repurchase agreements, which are included in short-term borrowings. Securities sold under repurchase agreements were $20,469,000 at June 30, 1996 and $1,050,000 at December 31, 1995. As a result of the decline in deposits at June 30, 1996, short-term borrowings, including repurchase agreements, increased $21,316,000 from December 31, 1995 to meet the Company's funding requirements.

At June 30, 1996, the Company's available for sale securities portfolio totaled $90,814,000 as compared to $85,338,000 at December 31, 1995. Securities available for sale are carried at estimated fair market value, with any unrealized gains or losses included as a separate component of stockholder's equity. The portfolio at June 30, 1996 was comprised primarily of fixed rate U.S. government agency debt and mortgage-backed securities.

Beginning December 31, 1992, banks were required to have a minimum risk-based capital ratio of 8.00%. The Company's total capital as a percentage of risk-weighted assets was 14.84% at June 30, 1996, as compared to 14.02% at December 31, 1995.

An additional capital requirement is a minimum leverage ratio of Tier 1 capital to total quarterly average assets (leverage ratio), which is intended to supplement the risk-based capital guidelines. As discussed in Note 3 to the accompanying unaudited consolidated financial statements, banks are expected to meet a minimum Tier 1 leverage ratio of 3.00%. The Company's leverage ratio at June 30, 1996 was 8.55%, exceeding the minimum requirements.


Liquidity

Liquidity management involves the ability to meet the cash flow requirements of depositors who want to withdraw funds or borrowers who need assurance that sufficient funds will be available to meet their credit needs. The objective of liquidity management is to determine and maintain an appropriate level of liquid interest-earning assets. Aside from cash on hand and due from banks, the Bank's more liquid assets are Federal funds sold and securities available for sale. On a daily basis, the Bank lends its excess funds to other commercial institutions in need of Federal funds. Such cash and cash equivalents totaled $35,267,000 or 11.1% of total assets at June 30, 1996, as compared with $38,613,000 or 12.3% of total assets at December 31, 1995. Securities available for sale were $90,814,000 at June 30, 1996 compared with $85,338,000 at December 31, 1995.

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

During the second quarter of 1995, the Bank became a member of the Federal Home Loan Bank of Boston ("FHLBB"). Services offered by the FHLBB include an unsecured credit line of up to a maximum of 2% of the Bank's assets, and collateralized fixed and variable rate borrowings. At June 30, 1996, these available lines amounted to $18.3 million. The FHLBB also offers cash management services, investment services, as well as lower cost advances for affordable housing or community investment programs. The Bank had $6.0 million in short-term borrowings from the FHLBB at June 30, 1996.

In addition, the Bank has two unsecured lines of credit with correspondent banks totaling $5,000,000. There were no borrowings under these lines at June 30, 1996.

Additional sources of liquidity are available to the Company through the Federal Reserve Bank's discount window and the sale of certain investment securities to securities firms and correspondent banks under repurchase agreements. Such agreements are generally short-term. The outstanding balance of securities sold under repurchase agreements at June 30, 1996 was $20,469,000. The discount window, if needed, would allow the Company to cover any short-term liquidity needs without reducing earning assets. At June 30, 1996, the Company did not have any borrowings from the Federal Reserve Bank's discount window.

Management believes the above sources of liquidity are adequate to meet the Company's funding needs in 1996 and in the foreseeable future. Bancorp has minimal operations and therefore does not generate or utilize a significant amount of funds. Dividends paid by the Company are funded utilizing proceeds from the exercise of warrants and options and dividends received from the Bank. In the second quarter of 1996, the Bank declared a dividend totaling $0.5 million which was paid to Bancorp on July 10, 1996. Proceeds from the exercise of warrants and options may from time to time result in a loan to the Bank by Bancorp. At June 30, 1996, Bancorp had loaned a total of $89,000 to the Bank under such arrangement.

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

The following table provides a summary of outstanding loan commitments and standby letters of credit at June 30, 1996.

                                                         ($ in thousands)
Loan commitments:
  Residential mortgage                                    $  3,630
  Commercial mortgage                                          152
  Residential construction                                   2,358
- ----------------------------------------------------------------------
  Total                                                      6,140
- ----------------------------------------------------------------------

Lines of credit commitments:
  Commercial                                                14,004
  Home equity                                               17,389
  Personal                                                   2,352
- ----------------------------------------------------------------------
  Total                                                     33,745
- ----------------------------------------------------------------------

Commercial letters of credit                                    26
Standby letters of credit                                    3,909
- ----------------------------------------------------------------------

Total commitments and letters of credit                   $ 43,820
======================================================================



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

Management's goal is to maintain a cumulative one year GAP of under 10% of total assets. At June 30, 1996, the cumulative one year GAP as a percentage of total assets was 9.05%. As a result of the increase in interest rates during the first six months of 1996, certain callable investment securities since December 31, 1995, have shifted from repricing in one year or less to maturing during the one to five year period, causing the cumulative one year GAP to approach 10% of total assets. Although $22.7 million in investment securities mature, reprice or are subject to call in one year or less, the total investment securities portfolio of $90.8 million is classified as "available for sale". Therefore, management has the ability to reposition the portfolio at any time to manage the impact of interest rate shifts. The Bank concentrates on originating adjustable rate loans to hold in its loan portfolio in order to reduce interest rate risk. Deregulation of deposit instruments has allowed the Bank to generate deposit liabilities whose repricing more closely matches that of its loans.

The following table provides detail reflecting the approximate repricing intervals for rate-sensitive assets and liabilities at June 30, 1996:


                                                                     Maturity/Repricing Intervals
- ----------------------------------------------------------------------------------------------------------------------------
                                      Over
                                                                  3 Months
                                                  3 Months         through           1 - 5          Over 5
                                                   or Less          1 Year           Years           Years          Total
- ----------------------------------------------------------------------------------------------------------------------------
                                                                        $ in thousands)
  Loans(1)                                        $ 78,801        $ 49,584        $ 39,437        $ 12,379       $180,201
  Investment securities                             17,153           5,536          57,859          10,266         90,814
  Federal funds sold and other                      13,927             ---             ---             ---         13,927
- ----------------------------------------------------------------------------------------------------------------------------
Total rate-sensitive assets                        109,881          55,120          97,296          22,645        284,942
- ----------------------------------------------------------------------------------------------------------------------------

Rate-Sensitive Liabilities:
  NOW and Money market deposits                     77,368             ---             ---             ---         77,368
  Certificates of deposit and other                 20,198          21,109          15,326             ---         56,633
  Savings deposits                                  45,937             ---             ---             ---         45,937
  Short-term borrowings                             29,049             ---             ---             ---         29,049
- ----------------------------------------------------------------------------------------------------------------------------
Total rate-sensitive liabilities                   172,552          21,109          15,326             ---        208,987
============================================================================================================================

GAP                                              $ (62,671)       $ 34,011        $ 81,970        $ 22,645       $ 75,955
============================================================================================================================

Cumulative GAP                                   $ (62,671)      $ (28,660)       $ 53,310        $ 75,955
============================================================================================================================

Cumulative percentage of
  rate-sensitive assets to
  rate-sensitive liabilities                           64%              85%            125%            136%
============================================================================================================================

 (1)  Excludes nonaccrual loans of $2,479,000, and is net of deferred loan fees of $309,000.


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

Noninterest-bearing demand deposits of $78,953,000 have been excluded from the table. These deposits, which also have historically been stable, are used to fund net interest rate sensitive assets beyond three months.

One measure of interest rate sensitivity is the excess or deficiency of assets that mature or reprice in one year or less. As shown in the preceding table, rate-sensitive assets that mature or reprice in one year total $165,001,000 and rate-sensitive liabilities that mature or reprice in one year total $193,661,000. The resulting negative one year rate-sensitive GAP is $28,660,000. During periods of declining interest rates, a negative GAP position can be favorable if more rate-sensitive liabilities than rate-sensitive assets reprice at lower rates, creating a favorable impact on net interest income. This impact may be mitigated somewhat if the level of nonaccrual loans and other real estate owned increases, resulting in a decrease in rate-sensitive assets. During a rising rate environment, a negative rate GAP can be a disadvantage. However, the impact of rising and falling interest rates on net interest income may not directly correlate to the Company's GAP position since interest rate changes and the timing of such changes can be impacted by management's actions as well as by competitive and market factors. As interest rates change, rates earned on assets do not necessarily move in parallel with rates paid on liabilities.


Capital Resources

Stockholders' equity increased to $25,115,000 at June 30, 1996 from $24,282,000 at December 31, 1995, primarily due to earnings of $2,099,000 offset by dividend payments totaling $889,000 to stockholders and a net change of $888,000 in the unrealized depreciation of the securities available for sale portfolio.

At June 30, 1996, Bancorp's Tier 1 capital to average assets ratio (leverage ratio) was 8.55% and its total capital to risk-weighted asset ratio was 14.84%, exceeding minimum requirements.

In February 1992, the Company completed a private placement of 46,700 investment units, resulting in total proceeds of $4,670,000 and net proceeds, after
expenses,  of  $4,320,000.   Each  unit  consists  of  one  share  of  Series  A
Noncumulative Convertible Preferred Stock and fifty warrants. These warrants became exercisable on January 1, 1994 at an exercise price of $.75 per share. As of June 30, 1996, all warrants totaling 2,335,000 had been exercised, resulting in total proceeds of $1,751,250 to the Company.

Part II - Other Information
  ---------------------------------------------------------------------------



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


Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of the Shareholders of Westport Bancorp, Inc. was held on May 16, 1996. The following matters were submitted to a vote:

         (i)    Appointment of Auditors:

                The appointment of Arthur Andersen LLP as the independent auditors for fiscal year ending December 31, 1996 was ratified. Of 9,648,531 votes entitled to be cast, 8,702,357 were cast - 8,661,547 for, 30,134 against, 10,676 abstained.

        (ii)    Election of Directors:

                The nominees for director set forth in the proxy statement received the following votes out of 9,648,531 entitled to be cast.


                Name                             For                  Withheld
                ----                             ---                  --------

                George H. Damman                 8,663,966             38,391
                Michael H. Flynn                 8,663,903             38,454
                William L. Gault                 8,663,903             38,454
                Kurt B. Hersher                  8,663,903             38,454
                William E. Mitchell              8,659,266             43,091
                David A. Rosow                   8,663,903             38,454
                William D. Rueckert              8,663,966             38,391
                Jay Sherwood                     8,663,903             38,454

       (iii) Adoption of the proposed amendment to the Restated Certificate of Incorporation of Bancorp.

                The adoption of the proposed amendment to the Restated Certificate of Incorporation of Bancorp was approved. Of 9,648,531 votes entitled to be cast, 8,702,357 were cast - 8,245,139 for, 72,045 against, 134,720 abstained.

Item 5.  Other Information.

         Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.


(a)  Exhibits

     The exhibits that are filed with this form 10-Q, or that are incorporated herein by reference, are set forth below:

Exhibit No.     Exhibit Description
 ------------------------------------------------------------------------

2 Agreement and Plan of Merger dated June 21, 1996 among HUBCO, Inc., Bancorp and the Bank. (Filed as Exhibit 2 to Form 8-K filed on July 3, 1996, and incorporated herein by reference.)

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

3(d)            Certificate   of   Amendment   of   Restated    Certificate   of
                Incorporation, as amended, of Bancorp. (Filed herewith.)

3(e) By-Laws of Bancorp, as amended. (Filed as Exhibit 3(d) to Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-12936 ("1992 Form 10-K"), and incorporated herein by reference.)

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

10(g) Shelton branch lease dated May 20, 1996 between the Bank and Robert D. Scinto. (Filed herewith.)

10(h)           Employment  Agreement  among  Michael H. Flynn,  Bancorp and the
                Bank dated April 23, 1996. (Filed as Exhibit 10(g) to Annual Report on Form 10-K/A for the year ended December 31, 1995, File No. 0-12936 ("1995 Form 10-K/A"), and incorporated herein by reference.)

10(i) Employment Agreement among Thomas P. Bilbao, Bancorp and the Bank dated April 23, 1996. (Filed as Exhibit 10(h) to 1995 Form 10-K/A, and incorporated herein by reference.)

10(j) Employment Agreement among Richard T. Cummings, Bancorp and the Bank dated April 23, 1996. (Filed as Exhibit 10(i) to 1995 Form 10-K/A, and incorporated herein by reference.)

10(k) Employment Agreement among William B. Laudano, Jr., Bancorp and the Bank dated April 23, 1996. (Filed as Exhibit 10(j) to 1995 Form 10-K/A, and incorporated herein by reference.)

10(l) Employment Agreement among Richard L. Card, Bancorp and the Bank dated November 15, 1993, as amended November 13, 1995. (Filed as
                Exhibit 10(i)(4) to 1993 Form 10-K and Exhibit 10(k) to 1995 Form 10-K, respectively, and incorporated herein by reference.)

10(m) Executive Agreement between Arnold Levine and Bancorp dated October 16, 1989, as amended December 17, 1991. (Filed as
                Exhibit 10(i)(1) to 1992 Form 10-K, and incorporated herein by reference.)

10(n) Stock Option Agreement between Michael H. Flynn and Bancorp dated December 17, 1992. (Filed as Exhibit 10(i)(3) to 1992 Form 10-K, and incorporated herein by reference.)

10(o) Stock Option Agreement between Thomas P. Bilbao and Bancorp dated December 17, 1992. (Filed as Exhibit 10(i)(3) to 1992 Form 10-K, and incorporated herein by reference.)

10(p) Stock Option Agreement between Richard T. Cummings, Jr. and Bancorp dated December 17, 1992. (Filed as Exhibit 10(i)(3) to 1992 Form 10-K, and incorporated herein by reference.)

10(q) Stock Option Agreement between William B. Laudano, Jr. and Bancorp dated September 2, 1993. (Filed as Exhibit 10(i)(5) to 1993 Form 10-K, and incorporated herein by reference.)

10(r) Stock Option Agreement between Richard L. Card and Bancorp dated November 18, 1993. (Filed as Exhibit 10(i)(5) to 1993 Form 10-K, and incorporated herein by reference.)

10(s) Incentive Stock Option Agreement between Michael H. Flynn and Bancorp dated May 16, 1996. (Filed herewith.)

10(t) Incentive Stock Option Agreement between Thomas P. Bilbao and Bancorp dated May 16, 1996. (Filed herewith.)

10(u)           Split Dollar Insurance Agreement between William B. Laudano, Jr.
                and the Bank dated as of December 1, 1995. (Filed as Exhibit 10(r) to 1995 Form 10-K, and incorporated herein by reference.)

10(v) Split Dollar Insurance Agreement between Richard T. Cummings, Jr. and the Bank dated as of December 1, 1995. (Filed as Exhibit 10(s) to 1995 Form 10-K, and incorporated herein by reference.)

10(w) Split Dollar Insurance Agreement between Richard L. Card and the Bank dated as of December 1, 1995. (Filed as Exhibit 10(t) to 1995 Form 10-K, and incorporated herein by reference.)

10(x) Supplemental Executive Retirement Plan of Bancorp dated November 13, 1995, as amended November 29, 1995, January 18, 1996 and May 16, 1996. (Plan dated November 13, 1995 and amendments dated November 29, 1995 and January 18, 1996 filed as Exhibit 10(u) to 1995 Form 10-K, and incorporated herein by reference). (Amendment dated May 16, 1996 filed as Exhibit 10(u) to 1995 Form 10-K/A, and incorporated herein by reference.)

10(y) Trust under Supplemental Executive Retirement Plan between the Bank and People's Bank, Trustee, as amended June 20, 1996. (Trust dated November 13, 1995 filed as Exhibit 10(v) to 1995 Form 10-K, and incorporated herein by reference.) (Amendment dated June 20, 1996 filed herewith.)

10(z) Directors Retirement Plan of Bancorp. (Filed as Exhibit 10(m) to 1992 Form 10-K, and incorporated herein by reference.)

10(aa)          1985  Incentive  Stock Option Plan 1990  Restatement of Bancorp.
                (Filed as Exhibit 10(n) to 1992 Form 10-K, and incorporated herein by reference.)

10(bb) Amended and Restated 1995 Incentive Stock Option Plan of Bancorp. (Filed as Exhibit 10(y) to 1995 Form 10-K/A, and incorporated herein by reference.)

11 Statement Regarding Computation of Per Share Earnings. (Filed herewith.)

27              Financial Data Schedule.  (Filed herewith.)




(b)  Reports on Form 8-K

     Bancorp filed a Form 8-K on July 3, 1996 with respect to an Agreement and Plan of Merger by and among HUBCO, Inc., the Bank and Bancorp dated as of June 21, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             WESTPORT BANCORP, INC.
                                             --------------------------------
                                                  (Registrant)






DATE  August 9, 1996                         BY  /s/Michael H. Flynn
      ---------------                            ----------------------------
                                                 Michael H. Flynn
                                                 President and
                                                 Chief Executive Officer
                                                 (principal executive officer)





DATE  August 9, 1996                       BY  /s/William B. Laudano, Jr.
      ---------------                          ------------------------------
                                               William B. Laudano, Jr.
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (principal financial officer and
                                               principal accounting officer)

EXHIBIT INDEX

Exhibit No.      Exhibit Description
   -----------------------------------------------------------------------

2 Agreement and Plan of Merger dated June 21, 1996 among HUBCO, Inc., Bancorp and the Bank. (Filed as Exhibit 2 to Form 8-K filed on July 3, 1996, and incorporated herein by reference.)

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

3(d)            Certificate   of   Amendment   of   Restated    Certificate   of
                Incorporation, as amended, of Bancorp. (Filed herewith.)

3(e) By-Laws of Bancorp, as amended. (Filed as Exhibit 3(d) to Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-12936 ("1992 Form 10-K"), and incorporated herein by reference.)

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

10(g) Shelton branch lease dated May 20, 1996 between the Bank and Robert D. Scinto. (Filed herewith.)

10(h)           Employment  Agreement  among  Michael H. Flynn,  Bancorp and the
                Bank dated April 23, 1996. (Filed as Exhibit 10(g) to Annual Report on Form 10-K/A for the year ended December 31, 1995, File No. 0-12936 ("1995 Form 10-K/A"), and incorporated herein by reference.)

10(i) Employment Agreement among Thomas P. Bilbao, Bancorp and the Bank dated April 23, 1996. (Filed as Exhibit 10(h) to 1995 Form 10-K/A, and incorporated herein by reference.)

10(j) Employment Agreement among Richard T. Cummings, Bancorp and the Bank dated April 23, 1996. (Filed as Exhibit 10(i) to 1995 Form 10-K/A, and incorporated herein by reference.)

10(k) Employment Agreement among William B. Laudano, Jr., Bancorp and the Bank dated April 23, 1996. (Filed as Exhibit 10(j) to 1995 Form 10-K/A, and incorporated herein by reference.)

10(l) Employment Agreement among Richard L. Card, Bancorp and the Bank dated November 15, 1993, as amended November 13, 1995. (Filed as
                Exhibit 10(i)(4) to 1993 Form 10-K and Exhibit 10(k) to 1995 Form 10-K, respectively, and incorporated herein by reference.)

10(m) Executive Agreement between Arnold Levine and Bancorp dated October 16, 1989, as amended December 17, 1991. (Filed as
                Exhibit 10(i)(1) to 1992 Form 10-K, and incorporated herein by reference.)

10(n) Stock Option Agreement between Michael H. Flynn and Bancorp dated December 17, 1992. (Filed as Exhibit 10(i)(3) to 1992 Form 10-K, and incorporated herein by reference.)

10(o) Stock Option Agreement between Thomas P. Bilbao and Bancorp dated December 17, 1992. (Filed as Exhibit 10(i)(3) to 1992 Form 10-K, and incorporated herein by reference.)

10(p) Stock Option Agreement between Richard T. Cummings, Jr. and Bancorp dated December 17, 1992. (Filed as Exhibit 10(i)(3) to 1992 Form 10-K, and incorporated herein by reference.)

10(q) Stock Option Agreement between William B. Laudano, Jr. and Bancorp dated September 2, 1993. (Filed as Exhibit 10(i)(5) to 1993 Form 10-K, and incorporated herein by reference.)

10(r) Stock Option Agreement between Richard L. Card and Bancorp dated November 18, 1993. (Filed as Exhibit 10(i)(5) to 1993 Form 10-K, and incorporated herein by reference.)

10(s) Incentive Stock Option Agreement between Michael H. Flynn and Bancorp dated May 16, 1996. (Filed herewith.)

10(t) Incentive Stock Option Agreement between Thomas P. Bilbao and Bancorp dated May 16, 1996. (Filed herewith.)

10(u)           Split Dollar Insurance Agreement between William B. Laudano, Jr.
                and the Bank dated as of December 1, 1995. (Filed as Exhibit 10(r) to 1995 Form 10-K, and incorporated herein by reference.)

10(v) Split Dollar Insurance Agreement between Richard T. Cummings, Jr. and the Bank dated as of December 1, 1995. (Filed as Exhibit 10(s) to 1995 Form 10-K, and incorporated herein by reference.)

10(w) Split Dollar Insurance Agreement between Richard L. Card and the Bank dated as of December 1, 1995. (Filed as Exhibit 10(t) to 1995 Form 10-K, and incorporated herein by reference.)

10(x) Supplemental Executive Retirement Plan of Bancorp dated November 13, 1995, as amended November 29, 1995, January 18, 1996 and May 16, 1996. (Plan dated November 13, 1995 and amendments dated November 29, 1995 and January 18, 1996 filed as Exhibit 10(u) to 1995 Form 10-K, and incorporated herein by reference). (Amendment dated May 16, 1996 filed as Exhibit 10(u) to 1995 Form 10-K/A, and incorporated herein by reference.)

10(y) Trust under Supplemental Executive Retirement Plan between the Bank and People's Bank, Trustee, as amended June 20, 1996. (Trust dated November 13, 1995 filed as Exhibit 10(v) to 1995 Form 10-K, and incorporated herein by reference.) (Amendment dated June 20, 1996 filed herewith.)

10(z) Directors Retirement Plan of Bancorp. (Filed as Exhibit 10(m) to 1992 Form 10-K, and incorporated herein by reference.)

10(aa)          1985  Incentive  Stock Option Plan 1990  Restatement of Bancorp.
                (Filed as Exhibit 10(n) to 1992 Form 10-K, and incorporated herein by reference.)

10(bb) Amended and Restated 1995 Incentive Stock Option Plan of Bancorp. (Filed as Exhibit 10(y) to 1995 Form 10-K/A, and incorporated herein by reference.)

11 Statement Regarding Computation of Per Share Earnings. (Filed herewith.)

27              Financial Data Schedule. (Filed herewith.)