Form 10-Q
period 1996-09-30
WESTPORT BANCORP INC
filed 1996-11-14
CIK 735961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    September 30, 1996
         -----------------------------------------------------
                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to
         _____________

                         Commission file number 0-12936
                                                -------

                             Westport Bancorp, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            06-1094350
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or  organization)                            Identification No.)

                 87 Post Road East, Westport, Connecticut 06880
          ------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (203) 222-6911
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
--------------------------------------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      ----     -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

At October 31, 1996, there were 6,070,281 outstanding shares of Westport Bancorp, Inc.'s common stock, par value $.01 per share.

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------



                             WESTPORT BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CONDITION
                       ($ in thousands, except share data)

                                                                                                September 30,           December 31,
                                                                                                        1996                   1995
            ------------------------------------------------------------------------------------------------------------------------
                                                                                                 (unaudited)
             ASSETS:
             Cash and due from banks                                                                $ 19,423               $ 24,113
             Federal funds sold                                                                        8,500                 14,500
            ------------------------------------------------------------------------------------------------------------------------
               Cash and cash equivalents                                                              27,923                 38,613
            ------------------------------------------------------------------------------------------------------------------------
             Securities available for sale, at market value                                           92,995                 85,338
            ------------------------------------------------------------------------------------------------------------------------
             Loans                                                                                   185,487                178,052
             Allowance for loan losses                                                                (3,115)                (2,854)
            ------------------------------------------------------------------------------------------------------------------------
               Loans - net                                                                           182,372                175,198
            ------------------------------------------------------------------------------------------------------------------------
             Premises and equipment - net                                                              3,418                  4,933
             Accrued interest receivable                                                               2,380                  2,247
             Other assets                                                                              3,664                  6,588
            ------------------------------------------------------------------------------------------------------------------------
             TOTAL ASSETS                                                                           $312,752               $312,917
            ========================================================================================================================
             LIABILITIES AND STOCKHOLDERS' EQUITY:
             Liabilities:
             Noninterest-bearing deposits                                                           $ 72,437               $ 78,421
             Interest-bearing deposits                                                               188,795                196,249
            ------------------------------------------------------------------------------------------------------------------------
               Total deposits                                                                        261,232                274,670
            ------------------------------------------------------------------------------------------------------------------------
             Short-term borrowings                                                                    22,681                  7,733
             Other liabilities                                                                         3,207                  6,232
            ------------------------------------------------------------------------------------------------------------------------
               Total liabilities                                                                     287,120                288,635
            ------------------------------------------------------------------------------------------------------------------------
             Stockholders' equity:
               Preferred stock - $.01 par value; authorized 2,000,000
                 shares; outstanding 39,600 shares at September 30, 1996,                                  1                      1
                 41,850 at December 31, 1995
               Common  stock - $.01 par  value;  authorized  20,500,000  shares;
                 outstanding, 6,070,281 shares at September 30, 1996,
                 5,433,665 shares at December 31, 1995                                                    60                     54
               Additional paid in capital                                                             23,488                 22,980
               Retained earnings                                                                       2,662                  1,285
               Net unrealized depreciation on securities
                 available for sale, net of tax                                                         (579)                   (38)
            ------------------------------------------------------------------------------------------------------------------------
                 Total stockholders' equity                                                           25,632                 24,282
            ------------------------------------------------------------------------------------------------------------------------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $312,752               $312,917
            ========================================================================================================================

             See notes to consolidated financial statements.

                             WESTPORT BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     ($ in thousands, except per share data)
                                   (unaudited)

                                                                     Three Months Ended                 Nine Months Ended
                                                                          September 30,                     September 30,
                                                                      1996             1995              1996              1995
            ----------------------------------------------------------------------------------------------------------------------
             INTEREST INCOME:
             Loans                                               $  4,068          $  3,977           $12,191           $12,152
             Securities                                             1,416             1,132             4,087             3,079
             Federal funds sold and other                              43                48               147               120
            ----------------------------------------------------------------------------------------------------------------------
                  Total interest income                             5,527             5,157            16,425            15,351
            ----------------------------------------------------------------------------------------------------------------------
             INTEREST EXPENSE:
             Deposits                                               1,388             1,349             4,236             3,597
             Short-term borrowings                                    213               129               618               786
            ----------------------------------------------------------------------------------------------------------------------
                  Total interest expense                            1,601             1,478             4,854             4,383
            ----------------------------------------------------------------------------------------------------------------------
             Net interest income                                    3,926             3,679            11,571            10,968
             Provision for loan losses                                250               375               850             1,125
            ----------------------------------------------------------------------------------------------------------------------
             Net interest income after provision
                  for loan losses                                   3,676             3,304            10,721             9,843
            ----------------------------------------------------------------------------------------------------------------------
             OTHER OPERATING INCOME:
             Trust fees                                               513               486             1,459             1,355
             Service charges on deposit accounts                      369               324             1,068             1,010
             Realized security gains (losses) - net                    24                 4                37             (229)
             Loan sale gains - net                                     68                 7               153                45
             Mortgage service fees                                     32                36                97               101
             Other                                                    148               134               484               417
            ----------------------------------------------------------------------------------------------------------------------
                  Total other operating income                      1,154               991             3,298             2,699
            ----------------------------------------------------------------------------------------------------------------------
             OTHER OPERATING EXPENSE:
             Salaries and benefits                                  1,469             1,411             4,444             4,171
             Professional fees                                        803               211             1,360               623
             Occupancy - net                                          373               366             1,135             1,057
             Data processing                                          135               141               425               423
             Furniture and equipment                                   78                73               244               211
             Other insurance premiums                                  45                54               135               166
             FDIC insurance premiums                                    1                17                 2               370
             Other                                                    330               482             1,088             1,297
            ----------------------------------------------------------------------------------------------------------------------
                  Total other operating expense                     3,234             2,755             8,833             8,318
            ----------------------------------------------------------------------------------------------------------------------
             Income before income taxes                             1,596             1,540             5,186             4,224
             Income taxes (benefit)                                   876              (585)            2,367            (1,143)
            ----------------------------------------------------------------------------------------------------------------------
             NET INCOME                                           $   720          $  2,125           $ 2,819           $ 5,367
            ======================================================================================================================

             Earnings Per Common Share                           $   0.07         $    0.20           $  0.27           $  0.52
            ======================================================================================================================
             Weighted average number of common
                shares and common equivalent
                shares outstanding                             10,905,309        10,474,022        10,584,240        10,295,922
            ======================================================================================================================

                 See notes to consolidated financial statements.

                             WESTPORT BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                ($ in thousands)
                                   (unaudited)






                                                                                                                  Net
                                                                                                              Unrealized
                                                                                                             Appreciation/
                                    Preferred Stock           Common Stock                                  (Depreciation)
                                    ---------------           ------------      Additional    Retained      on Securities
                                   Number of               Number of             Paid in      Earnings    Available for Sale,
                                    Shares      Amount      Shares     Amount     Capital     (Deficit)      Net of Tax       Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1995              43,950   $     1    3,211,752     $   32    $21,459    $  (4,680)        $ (414)     $16,398
------------------------------------------------------------------------------------------------------------------------------------
Net Income                               ---       ---          ---        ---        ---         5,367          ---         5,367
Issuance of Common Stock -
  Warrants exercised                     ---       ---    1,997,000         21      1,477           ---          ---         1,498
  Employee Options exercised             ---       ---        9,000        ---         18           ---          ---            18
  Conversion of Preferred Stock       (1,600)      ---      160,000          1         (1)          ---          ---           ---
  Dividend Reinvestment and
    Stock Purchase Plan                  ---       ---        2,615        ---         12           ---          ---            12
Dividends -
    Preferred Stock                      ---       ---          ---        ---        ---          (170)         ---          (170)
    Common Stock                         ---       ---          ---        ---        ---          (215)         ---          (215)
Change in net unrealized depreciation
  on securities available for sale,
  net of tax                             ---       ---          ---        ---        ---           ---          324           324
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1995           42,350   $     1    5,380,367     $   54    $22,965        $  302        $ (90)      $23,232
====================================================================================================================================


------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996              41,850   $     1    5,433,665     $   54    $22,980      $  1,285        $ (38)      $24,282
------------------------------------------------------------------------------------------------------------------------------------
Net Income                               ---       ---          ---        ---        ---         2,819          ---         2,819
Issuance of Common Stock -
  Warrants exercised                     ---       ---      325,500          3        242           ---          ---           245
  Employee Options exercised             ---       ---       85,000          1        261           ---          ---           262
  Conversion of Preferred Stock       (2,250)      ---      225,000          2         (2)          ---          ---           ---
  Dividend Reinvestment and
    Stock Purchase Plan                  ---       ---        1,116        ---          7           ---          ---             7
Dividends -
    Preferred Stock                      ---       ---          ---        ---        ---          (576)         ---          (576)
    Common Stock                         ---       ---          ---        ---        ---          (866)         ---          (866)
Change in net unrealized depreciation
  on securities available for sale,
  net of tax                             ---       ---          ---        ---        ---           ---          (541)        (541)
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1996           39,600  $      1    6,070,281     $   60    $23,488      $  2,662        $ (579)     $25,632
====================================================================================================================================


 See notes to consolidated financial statements.

                             WESTPORT BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (unaudited)

                                                                                                        Nine Months Ended
                                                                                                           September 30,
                                                                                                    1996                  1995
          -----------------------------------------------------------------------------------------------------------------------
           OPERATING ACTIVITIES:
           Net income                                                                          $   2,819              $   5,367
           Adjustments to reconcile net income to
             net cash provided by operating activities:
               Provision for loan losses                                                             850                  1,125
               Deferred tax provision (benefit)                                                    2,254                 (1,218)
               Depreciation, amortization and accretion                                              613                    626
               Provision for and losses on other real estate owned - net                             ---                    162
               Loss on sale of bank premises-net                                                       5                    ---
               Loan sale gains - net                                                                (153)                   (45)
               Realized security (gains) losses - net                                                (37)                   229
               Increase in accrued interest receivable                                              (133)                  (254)
               Decrease (increase) in other assets                                                   959                   (382)
               Increase (decrease) in other liabilities                                           (3,007)                 1,190
          -----------------------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                                           4,170                  6,800
          -----------------------------------------------------------------------------------------------------------------------
           INVESTING ACTIVITIES:
           Proceeds from maturities of securities -
               Available for sale                                                                 22,493                   ---
               Held to maturity                                                                      ---                 1,000
           Proceeds from sales of securities -
               Available for sale                                                                  8,587                28,859
           Principal collected on securities                                                       3,519                 4,100
           Purchases of securities -
               Available for sale                                                                (43,245)              (43,904)
               Held to maturity                                                                      ---                (4,999)
           Increase in loans - net                                                               (17,321)               (6,390)
           Loans repurchased by the FDIC                                                             ---                 1,988
           Proceeds from sales of loans                                                            9,450                12,763
           Proceeds from sale of bank premises                                                     1,199                   ---
           Purchase of loans                                                                         ---                  (997)
           Proceeds from sales of other real estate owned                                             60                   279
           Purchases of premises and equipment                                                      (184)                 (496)
          -----------------------------------------------------------------------------------------------------------------------
               Net cash used in investing activities                                             (15,442)               (7,797)
          -----------------------------------------------------------------------------------------------------------------------
           FINANCING ACTIVITIES:
           Decrease in noninterest-bearing deposits - net                                         (5,984)               (1,144)
           Decrease in interest-bearing deposits - net                                            (7,454)               (5,958)
           Increase in short-term borrowings - net                                                14,948                   251
           Proceeds from issuance of Common Stock - net                                              514                 1,528
           Dividends                                                                              (1,442)                 (385)
          -----------------------------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                                             582                 6,208
          -----------------------------------------------------------------------------------------------------------------------
           Increase (decrease) in cash and cash equivalents                                      (10,690)                5,211
           Cash and cash equivalents at beginning of year                                         38,613                17,924
          -----------------------------------------------------------------------------------------------------------------------
               Cash and cash equivalents at end of period                                      $  27,923             $  23,135
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


NOTE 2 - MERGER AGREEMENT

On June 21, 1996, Bancorp and the Bank entered into the Agreement and Plan of Merger (the "Agreement") with HUBCO, Inc. ("HUBCO"). Pursuant to the Agreement, at the Effective Time (as defined in the Agreement), the Company will be merged with and into HUBCO (the "Merger"), and HUBCO will be the surviving corporation. Under the Agreement at HUBCO's option, at the Effective Time, the Bank will be merged (the "Bank Merger") with HUBCO's principal Connecticut bank subsidiary or with another subsidiary of HUBCO, if HUBCO has no Connecticut bank subsidiary at the Effective Time. In this connection, the Bank entered into an agreement and plan of merger, dated as of July 15, 1996, with Lafayette American Bank and Trust Company, a Connecticut bank and trust company wholly-owned by HUBCO ("Lafayette"), pursuant to which the Bank will be merged with and into Lafayette, with Lafayette as the surviving bank. The Bank Merger is subject, among other things, to the consummation of the Merger and to the receipt of appropriate regulatory approvals.

Pursuant to the Agreement, in the Merger, each share of common stock, $.01 par value, of the Company ("WBI Common Stock"), issued and outstanding immediately prior to the Effective Time (excluding treasury shares and shares held by HUBCO) will be converted at the Effective Time into the right to receive .332175 of a share of HUBCO common stock, no par value (representing an adjusted ratio under the Agreement based on HUBCO's recent declaration of a 3% stock dividend). Each outstanding share of Westport Bancorp Series A convertible preferred stock will be converted into one share of a newly created series of HUBCO convertible preferred stock having substantially identical terms to the Westport Bancorp preferred stock. Stock options which, as of the Effective Time, are outstanding and vested (including options that became exercisable as a result of the transactions contemplated by the Agreement) (each a "Vested Stock Option") will be converted at the Effective Time into HUBCO Common Stock, based upon the value of the Vested Stock Option, to the extent permitted under the plans and agreements under which such Vested Stock Options were granted (each Vested Stock Option so converted, a "Converting Stock Option"). If conversion of any Vested Stock Option is not permitted under the plan or agreement under which such Vested Stock Option was granted without the consent of the optionee affected thereby, Bancorp, in consultation with HUBCO, will use its reasonable best efforts to obtain the consent of the necessary parties to amend such plan and/or agreement to permit such conversion and to cause Vested Stock Options outstanding at the Effective Time to be Converting Stock Options. Each stock option outstanding at the Effective Time (i) which is not a Vested Stock Option or (ii) which is a Vested Stock Option and which is not a Converting Stock Option will be converted into an option to purchase HUBCO Common Stock based upon the value of the stock option.

The Agreement is subject to a number of conditions including, but not limited to, approval by Bancorp's shareholders and approval (or waiver, as appropriate) of regulatory agencies. On October 24, 1996, at a special meeting, the Agreement was approved and adopted by Bancorp's shareholders. In addition, HUBCO and Bancorp have received all necessary approvals (or waiver, as appropriate) from Federal regulators and the Connecticut Bank Commissioner.

Professional fees incurred by Bancorp in connection with the Merger amounted to $582,000 as of September 30, 1996, which have been expensed during the third quarter of 1996. Bancorp's management anticipates the Merger will close in mid-December 1996, subject to the satisfaction or waiver of other customary closing conditions. HUBCO expects to account for the merger as a pooling of interests.


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

The following summarizes the minimum capital requirements and Bancorp's capital position (there are no significant differences between the Bank's and Bancorp's capital ratios) at September 30, 1996.


                                                                         Bancorp's                  Minimum Capital
Capital Ratio                                                        Capital Position                  Requirements
-------------------------------------------------------------------------------------------------------------------
Total Capital to Risk-Weighted Assets                                    14.91%                      8.0%

Tier 1 Capital to Risk-Weighted Assets                                   13.65                       4.0

Tier 1 Capital to Average Assets (Leverage Ratio)                         8.68                       3.0(1)



(1) An additional 1% to 2% is required for all but the most highly rated institutions.


The Federal Deposit Insurance Act ("FDIA"), as amended by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), establishes five
classifications   for  banks  on  the  basis  of  their  capital  levels:   well
capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At September 30, 1996, the Company was "well capitalized" under FDIA, as amended, based upon the above capital ratios. Deterioration of economic conditions and real estate values could adversely affect future results, leading to increased levels of loan charge-offs, provision for loan losses and nonaccrual loans, affecting the ability of the Company to maintain the well capitalized classification, and resulting in reductions in income and total capital.


NOTE 4 - INCOME TAXES

Effective January 1, 1996, the Company began providing income taxes at regular federal and state tax rates, having fully recognized the financial statement benefit of its net operating loss carryforwards in 1995. The Company's federal and state income tax provision for the first nine months of 1996 totaled $2,367,000; cash payments for income taxes during the period totaled $150,000. The Company's tax provision for the first nine months of 1995 included a current federal and state tax provision totaling $75,000 and a $1,218,000 benefit resulting from the reversal of a previously established deferred tax valuation allowance. For the nine month period ended September 30, 1995, the Company made cash payments for income taxes totaling $78,000.

As of September 30, 1996, the Company has aggregate net operating loss carryforwards of approximately $1.1 million for federal purposes and $1.7 million for state purposes to offset future income for tax return purposes.

At September 30, 1996, the Company had a net deferred tax asset of approximately $1.0 million representing anticipated future utilization of its net operating loss carryforwards as an offset against future taxable income and other temporary differences.

The $0.6 million unrealized loss on available for sale securities during the first nine months of 1996 is excluded from the consolidated statement of cash flows because no cash was involved.


NOTE 5 - EARNINGS PER SHARE

Earnings per share are computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding.

For the quarters ended September 30, 1996 and 1995, the computation includes 6,069,273 and 5,373,006 weighted average shares outstanding, respectively, and 876,036 and 866,016 weighted average common equivalent shares, respectively, under the treasury stock method. The earnings per share computations also include 3,960,000 and 4,235,000 weighted average common shares in 1996 and 1995, respectively, issuable upon the assumed conversion of preferred stock.

For the nine month periods ended September 30, 1996 and 1995, the computation includes 5,777,194 and 4,469,681 weighted average shares outstanding, respectively, and 800,696 and 1,522,669 weighted average common equivalent shares, respectively, under the treasury stock method. The earnings per share computations also include 4,006,350 and 4,303,571 weighted average shares in 1996 and 1995, respectively, issuable upon the assumed conversion of preferred stock.

There was no difference between primary and fully diluted earnings per share in the third quarters of 1996 and 1995 or in the nine month periods ended September 30, 1996 and 1995.


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

The Company reported net income for the first nine months of 1996 of $2,819,000, or $0.27 per common share after third quarter merger related expenses of $582,000 or $0.05 per common share, compared to net income of $5,367,000 or $0.52 per common share for the comparable 1995 period. Effective January 1, 1996, the Company began providing income taxes at regular federal and state tax rates, having fully utilized the financial statement benefit of its net operating loss carryforwards in 1995. The 1996 third quarter and nine month tax provisions of $0.9 million and $2.4 million, respectively, compares with a $0.6 million and $1.1 million net tax benefit recognized during the same periods in 1995. Excluding non-recurring gains and losses from the sale of loans and/or investment securities and merger related expenses, the Company's pretax earnings from core operations were $5,578,000 for the nine months ended September 30, 1996, an increase of 27% from core earnings of $4,408,000 for the first nine months of 1995. Contributing to the improved pre-tax results for the first nine months of 1996, as compared to the same period in 1995, was a 33% decline in nonperforming assets and an increase in average earning assets, which resulted in a 7% increase in interest income. In addition, a reduction in the provision for loan losses as a result of the overall improvement in the credit quality of the loan portfolio, an increase in Trust fee income, a reduction in FDIC insurance premiums and the elimination of realized security losses contributed to improved pre-tax earnings.

During the third quarter of 1996, net income was $720,000, or $0.07 per common share, compared to net income of $2,125,000, or $0.20 per common share for the comparable 1995 period. The Company's third quarter pre-tax earnings from core operations were $2,086,000, which represented a 36% increase from $1,529,000 for the comparable 1995 period. Contributing to the improvement in results in the third quarter of 1996, compared to the same period of 1995, was an increase of 8% in average interest-earning assets, increases in fee income, a reduction in the provision for loan losses and, excluding merger related expenses, a reduction in operating expenses.

Negatively impacting earnings for the third quarter and first nine months of 1996 was an increase in the cost and volume of average interest-bearing liabilities, an increase in salaries and benefits associated with the opening of a new branch facility during the third quarter of 1996 and an increase in professional fees related to the merger and executive compensation initiatives.

Bancorp's leverage ratio at September 30, 1996 was 8.68%, and its total capital to risk-weighted asset ratio was 14.91%, which exceeded current minimum requirements. See Note 3 to the accompanying consolidated financial statements for further discussion of regulatory matters.

The Company's results for 1996 continued to be impacted by the sluggish regional economy and real estate market. However, during 1995 and the first nine months of 1996, management has seen some positive trends, including the increased stabilization of the local economy, reduction in vacancy rates, and renewed activity in the real estate market, which have had a positive effect on earnings. A deterioration of the economy and/or real estate values would adversely affect results in 1996 and beyond, and could lead to increased levels of loan charge-offs, the provision for loan losses and nonaccrual loans and reductions in income and total capital.

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

Net interest income was $11,571,000 for the first nine months of 1996, compared with $10,968,000 for the comparable 1995 period, an increase of 5.5% or $603,000. For the third quarter of 1996, net interest income increased $247,000 to $3,926,000, or 6.7% over the 1995 third quarter figure of $3,679,000. Factors impacting interest income and expense are discussed below.

Total interest income amounted to $16,425,000 for the first nine months of 1996, compared to $15,351,000 for the same period in 1995, an increase of 7.0%. A key factor relating to the higher level of total interest income for the first nine months of 1996, compared to the same period for 1995, was an increase in average earning assets of $19.7 million or 7.7%, to $275,968,000 from $256,244,000. This increase in volume during the 1996 period resulted in an additional $1,019,000 of interest income. The average balance of investment securities, as a component of earning assets, experienced the most significant increase from $70,385,000 in 1995 to $89,622,000 in 1996, an increase of 27.3%. In addition, positively impacting the first nine months of 1996 was a 41.4% decrease in average nonaccrual loans compared to the nine months ended September 30, 1995. However, during the first nine months of 1996, the yield on average interest-earning assets decreased slightly to 7.9% from 8.0% in 1995. Positively impacting the second quarter of 1996, average earning assets increased $22,305,000 to $278,083,000, an increase of 8.7%, increasing interest income by $424,000. In addition, average nonaccrual loans declined 37.1% to $2,367,000 in the third quarter of 1996 from $3,766,000 in the third quarter of 1995.

Total interest expense for the first nine months of 1996 was $4,854,000, an increase of 10.7% from $4,383,000 for the same period in 1995. This increase is, in part, the result of a 4.7% increase in average interest-bearing liabilities. For the first nine months of 1996, average interest-bearing liabilities increased to $201,035,000 from $192,041,000 for the comparable 1995 period, resulting in an increase in interest expense of $396,000. In addition, average interest costs on interest-bearing liabilities for the first nine months of 1996 increased to 3.2% from 3.1% for the comparable 1995 period, resulting in additional interest expense of $75,000. For the third quarter of 1996, interest expense increased $123,000 or 8.3%, primarily due to the 6.7% increase in average interest-bearing liabilities. Positively impacting results during the three and nine month periods ended September 30, 1996 was an increase of 6.3% and 7.4%, respectively, in the average balance of noninterest-bearing liabilities as compared to the same periods in 1995.

Net interest margin represents net interest income divided by average interest-earning assets. For the first nine months of 1996, the net interest margin declined to 5.6% from 5.7% in the comparable 1995 period. For the third quarter of 1996, the net interest margin also declined to 5.6% from 5.7% as compared to the third quarter of 1995. The net interest margin in 1996 was negatively impacted by the increase in average interest-bearing liabilities and associated costs, offset in part, by the increase in average interest-earning assets.

Total interest income for the comparable periods of 1996 and 1995 was negatively impacted by the level of nonaccrual loans, averaging $2,426,000 and $4,141,000 for the first nine months of 1996 and 1995, respectively. Further improvement in net interest income is dependent, in part, upon the continued resolution of nonperforming loans.

The following table sets forth a comparison of average earning assets, nonaccrual loans, average interest-bearing liabilities and related interest-income and expense for the three months ended September 30, 1996 and 1995. Average balances are averages of daily closing balances.



                                                                      Three Months Ended September 30,
   ---------------------------------------------------------------------------------------------------------------------------------
                                                                 1996                                           1995
   ---------------------------------------------------------------------------------------------------------------------------------
                                                Average       Income/     Average              Average       Income/         Average
                                                Balance       Expense       Rate               Balance       Expense            Rate
   ---------------------------------------------------------------------------------------------------------------------------------
                                                                              ($ in thousands)
    Earning Assets:
      Accruing loans                           $180,688        $4,068          9.0%           $174,383        $3,977           9.1%
      Non-accruing loans                          2,367           ---          ---               3,766           ---           ---
   ---------------------------------------------------------------------------------------------------------------------------------
      Total loans                               183,055         4,068          9.0             178,149         3,977           8.9
      Investment securities                      91,714         1,416          6.2              74,344         1,132           6.1
      Federal funds sold
       and other                                  3,314            43          5.1               3,285            48           5.7
   ---------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning
      assets                                   $278,083         5,527          7.9            $255,778         5,157           8.0
                                               ========         -----                         ========         -----

    Noninterest-bearing
      demand deposits                          $ 72,937           ---          ---            $ 68,599           ---           ---

    Interest-bearing
      liabilities:
       NOW and Money market                      73,845           325          1.8              68,210           296           1.7
       Savings                                   45,607           228          2.0              49,334           247           2.0
       Certificates of deposit                   64,348           826          5.1              60,616           792           5.2
       Other                                     16,779           222          5.3               9,754           143           5.8
   ---------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
       liabilities                              200,579         1,601          3.2             187,914         1,478           3.1
   ---------------------------------------------------------------------------------------------------------------------------------

    Total noninterest-bearing
       deposits and interest-
       bearing liabilities                     $273,516         1,601          2.3            $256,513         1,478           2.3
                                               ========         -----                         ========         -----

    Net interest income(1)                                     $3,926                                         $3,679
   =================================================================================================================================

    Net interest margin(2)                                                     5.6%                                            5.7%
   =================================================================================================================================

    Interest rate spread(3)                                                    5.6%                                            5.7%
   =================================================================================================================================

(1) Interest income includes fees on loans of $79,000 and $57,000 for 1996 and 1995, respectively.

(2) Net interest margin is net interest income divided by total average earning assets.

(3) Interest rate spread is the difference between the yield on total average interest-earning assets and the cost of total average noninterest-bearing deposits and interest-bearing liabilities.

The following table sets forth a comparison of average earning assets, nonaccrual loans, average interest-bearing liabilities and related interest-income and expense for the nine months ended September 30, 1996 and 1995. Average balances are averages of daily closing balances.



                                                                                Nine Months Ended September 30,
    --------------------------------------------------------------------------------------------------------------------------------
                                                                 1996                                           1995
    --------------------------------------------------------------------------------------------------------------------------------
                                                Average       Income/        Average           Average       Income/         Average
                                                Balance       Expense           Rate           Balance       Expense            Rate
    --------------------------------------------------------------------------------------------------------------------------------
                                                                              ($ in thousands)
    Earning Assets:
      Accruing loans                           $180,195       $12,191          9.0%           $179,020       $12,152           9.1%
      Non-accruing loans                          2,426           ---          ---               4,141           ---           ---
    --------------------------------------------------------------------------------------------------------------------------------
      Total loans                               182,621        12,191          8.9             183,161        12,152           8.9
      Investment securities                      89,622         4,087          6.1              70,385         3,079           5.8
      Federal funds sold
       and other                                  3,725           147          5.2               2,698           120           5.9
    --------------------------------------------------------------------------------------------------------------------------------
    Total interest-earning
      assets                                   $275,968        16,425          7.9            $256,244        15,351           8.0
                                               ========        ------                         ========        ------

    Noninterest-bearing
      demand deposits                          $ 71,602           ---          ---            $ 66,668           ---           ---

    Interest-bearing
      liabilities:
       NOW and Money market                      71,824           939          1.7              67,948           832           1.6
       Savings                                   45,815           681          2.0              52,701           783           2.0
       Certificates of deposit                   66,997         2,588          5.2              52,723         1,948           4.9
       Other                                     16,399           646          5.3              18,669           820           5.9
    --------------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
       liabilities                              201,035         4,854          3.2             192,041         4,383           3.1
    --------------------------------------------------------------------------------------------------------------------------------

    Total noninterest-bearing
       deposits and interest-
       bearing liabilities                     $272,637         4,854          2.4            $258,709         4,383           2.3
                                               ========         -----                         ========         -----

    Net interest income(1)                                    $11,571                                        $10,968
    ================================================================================================================================

    Net interest margin(2)                                                     5.6%                                            5.7%
    ================================================================================================================================

    Interest rate spread(3)                                                    5.5%                                            5.7%
    ================================================================================================================================

(1) Interest income includes fees on loans of $259,000 and $163,000 for 1996 and 1995, respectively.

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



                                              Three Months Ended Sept. 30,                  Nine Months Ended Sept. 30,
      ------------------------------------------------------------------------------------------------------------------------------
                                                       1996 vs 1995                                   1996 vs 1995
                                                    Increase/(decrease)                            Increase/(decrease)
                                                   due to change in(1):                            due to change in(1):
                                                                         Total                                             Total
                                           Volume         Rate          Change               Volume          Rate          Change
      ------------------------------------------------------------------------------------------------------------------------------
  Interest Income:
    Loans                                $   154        $    (63)         $   91           $   120       $     (81)        $    39
    Investment securities                    270              14             284               856             152           1,008
    Federal funds sold and other             ---              (5)             (5)               43             (16)             27
 -----------------------------------------------------------------------------------------------------------------------------------
  Total interest income                      424             (54)            370             1,019              55           1,074
 -----------------------------------------------------------------------------------------------------------------------------------
  Interest Expense:
    Deposits and other interest-bearing
    liabilities:
      NOW & Money market                      25               4              29                41              66             107
      Savings                                (19)            ---             (19)              (94)             (8)           (102)
      Certificate of deposit                  48             (14)             34               540             100             640
      Other                                   93             (14)             79               (91)            (83)           (174)
 -----------------------------------------------------------------------------------------------------------------------------------
   Total interest expense                    147             (24)            123               396              75             471
 -----------------------------------------------------------------------------------------------------------------------------------
  Change in Net Interest Income          $   277          $   30         $   247           $   623      $      (20)        $   603
 ===================================================================================================================================


(1)      Variances were computed as follows:
         Variance due to rate = change in rate multiplied by old volume. Variance due to volume = change in volume multiplied by old rate. Variance due to rate/volume prorated to rate and variance volumes on the basis of gross value.

NONPERFORMING ASSETS

The following table sets forth the principal portion of loans with principal or interest payments contractually past due 90 days or more, nonaccrual loans, impaired loans and other real estate owned at September 30, 1996, December 31, 1995 and September 30, 1995.

                                                                                                        % Change        % Change
                                                                                                       Sept. 30,       Sept. 30,
                                                                                                         1996 vs         1996 vs
                                                  Sept. 30,         Dec. 31,          Sept. 30,         Dec. 31,       Sept. 30,
                                                       1996             1995               1995             1995            1995
    -------------------------------------------------------------------------------------------------------------------------------
                                                              ($ in thousands)
    Loans 90 days or more past due, on accrual status:
      Mortgage:
         Secured by residential
         property                               $       ---        $       5         $      105            (100)%          (100)%
         Commercial and other                           187              ---                ---              N/M             N/M
      Commercial                                        144              ---                 59              N/M             144
      Home equity                                        40              149                ---             (73)             N/M
      Consumer and other                                ---                4                  6            (100)           (100)
    -------------------------------------------------------------------------------------------------------------------------------
                                                        371              158                170              135             118
    -------------------------------------------------------------------------------------------------------------------------------
    Nonaccrual loans
      Mortgage:
         Secured by residential
         property                                       590               85                529              N/M              12
         Commercial and other                         1,390            1,098              1,098               27              27
      Commercial                                        461              813              1,770             (43)            (74)
    -------------------------------------------------------------------------------------------------------------------------------
                                                      2,441            1,996              3,397               22            (28)
    -------------------------------------------------------------------------------------------------------------------------------

    Impaired accruing loans                           1,048              447              2,172              134            (52)
    -------------------------------------------------------------------------------------------------------------------------------

      Total nonperforming loans                       3,860            2,601              5,739               48            (33)

    Other real estate owned                             ---              ---                ---              ---             ---
    -------------------------------------------------------------------------------------------------------------------------------

      Total nonperforming assets                  $   3,860         $  2,601           $  5,739              48%            (33)%
    ===============================================================================================================================

       N/M = not measurable or not meaningful.


The increase in nonperforming loans at September 30, 1996, as compared to December 31, 1995, is in part attributable to the addition of five nonaccrual loans of which four totaling $0.6 million are secured by residential property and one totaling $0.4 million is secured by commercial property. In addition, one commercial mortgage totaling $0.8 million was added to impaired loans. However, management believes all of these loans are well secured and is aggressively pursuing the collection of these loans.

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

At September 30, 1996, the recorded investment in loans for which impairment has been recognized in accordance with SFAS 114 and 118 totaled $3,489,000, of which $2,441,000 were nonaccrual loans. At September 30, 1996, the valuation allowance related to all impaired loans totaled $840,000 and is included in the allowance for loan losses. For the three months ended September 30, 1996, the average recorded investment in impaired loans was approximately $3.4 million. Total interest in the amount of $26,000 was recognized on accruing impaired loans during the quarter.

At September 30, 1996, the Company had no commitments to lend additional funds to borrowers with loans that have been classified as impaired. The level of nonperforming assets has had a significant negative impact on the Company's capital and earnings over the last five years. Although management recognizes that the level of nonperforming assets is still high, it is encouraged by the downward trend since 1990 and the 33% decline from September 30, 1995 to September 30, 1996.

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

The following table summarizes the activity on nonaccrual loans for the periods ended September 30, 1996 and 1995.

                                                                                                              % Change
                                                                                                             Sept. 30,
                                                                                                               1996 vs
                                                                                                             Sept. 30,
                                                               1996                      1995                     1995
-------------------------------------------------------------------------------------------------------------------------
                                                            ($ in thousands)
Balance, January 1,                                         $ 1,996                   $ 4,316                     (54)%
-------------------------------------------------------------------------------------------------------------------------

Additions                                                     1,858                     2,089                     (11)
-------------------------------------------------------------------------------------------------------------------------

Less:
  Repayments                                                    485                     2,080                     (77)
  Charge-offs                                                   608                       405                      50
  Reinstate accruing                                            260                       523                     (50)
  Transfer to OREO                                               60                       ---                     100
-------------------------------------------------------------------------------------------------------------------------
Total resolved                                                1,413                     3,008                     (53)
-------------------------------------------------------------------------------------------------------------------------

Balance, September 30,                                      $ 2,441                   $ 3,397                     (28)%
=========================================================================================================================

N/M = not measurable or not meaningful.


Included in the additions for the first nine months of 1996 are four loans totaling $0.6 million which are secured by residential properties and one loan totaling $0.4 million secured by commercial property. Management believes these loans are well secured and is aggressively pursuing the collection of these loans. The remaining $0.9 million of loans placed on nonaccrual status during the first nine months of 1996 includes $0.6 million of commercial loans, which loans have subsequently been resolved by repayment or chargeoff.

In addition to the loans classified as nonperforming in the preceding table, the Bank's internal loan review function has identified approximately $0.7 million of loans with more than normal credit risk. Management believes the payment history of these loans indicates the borrowers may have difficulty in the future in meeting all of the terms of the contractual agreements. These loans, as well as nonperforming loans, have been considered in the analysis of the adequacy of the allowance for loan losses.

ALLOWANCE FOR LOAN LOSSES

Management evaluates the adequacy of the allowance for loan losses on a regular basis by considering various factors, including past loan loss experience, delinquent and nonperforming loans and the quality and level of collateral securing these loans, inherent risks in the loan portfolio, and current economic and real estate market conditions. Management has performed a loan-by-loan risk assessment of each classified loan and of a substantial portion of the performing commercial and commercial mortgage portfolios resulting in a specific reserve based on loss exposure. An additional general reserve is also allocated to each of these portfolios as well as to the residential mortgage and other loan portfolios on an overall basis, based upon the risk category and loss experience of the given portfolio. Based upon this review, management believes that, in the aggregate, the allowance of $3,115,000 at September 30, 1996 is adequate to absorb probable loan losses inherent in the loan portfolio. The adverse real estate market in Fairfield County, the Company's past reliance upon commercial real estate lending, the level of charge-offs during the past five years and the level of nonperforming loans are factors which are considered when the adequacy of the allowance for loan losses is reviewed. There is no assurance that the Company will not be required to make increases to the allowance in the future in response to changing economic conditions or regulatory examinations.

The increase in the allowance for loan losses from $2,854,000 at December 31, 1995 to $3,115,000 at September 30, 1996 reflects $820,000 of loan charge-offs during the period, a provision for loan losses of $850,000 and recoveries of $231,000. The charge-offs in 1996 primarily relate to loans on which a specific reserve had been allocated at December 31, 1995 based on anticipated loss exposure.

It is the Company's policy to charge-off loans against the allowance for loan losses when losses are certain. Such decisions are based upon an analysis of the loan, a judgment as to the borrower's ability to repay and the adequacy of collateral.

The following table summarizes other selected loan and allowance for loan losses information at September 30, 1996, December 31, 1995 and September 30, 1995.


                                                           September 30,             December 31,           September 30,
                                                               1996                      1995                     1995
-------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses                                  $  3,115                  $  2,854                 $  3,277
Nonaccrual loans                                              2,441                     1,996                    3,397
Nonperforming loans (1)                                       3,860                     2,601                    5,739
Allowance for loan losses
  as a % of nonaccrual loans                                    128%                      143%                      96%
Allowance for loan losses
  as a % of nonperforming loans                                  81%                      110%                      57%
Allowance for loan losses
  as a % of loans outstanding                                  1.68%                     1.60%                    1.84%



(1) Includes nonaccrual loans, impaired loans and loans accruing 90 days or more past due.

The change in allowance for loan losses since December 31, 1995 in relation to nonaccrual and nonperforming loans is based primarily upon the quality and level of collateral securing nonaccrual and nonperforming loan activity during the nine months ended September 30, 1996.

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

The following table sets forth the activity in the allowance for loan losses for the nine months ended September 30, 1996 and 1995.


                                                                                1996                        1995
-----------------------------------------------------------------------------------------------------------------
                                                                                      ($ in thousands)

Balance, January 1,                                                           $2,854                      $3,341
-----------------------------------------------------------------------------------------------------------------

Loans charged-off:
  Mortgage:
     Secured by residential property                                               5                         227
     Commercial and other                                                        206                         648
  Commercial                                                                     505                         420
  Home equity                                                                     46                          35
  Consumer and other                                                              58                         123
-----------------------------------------------------------------------------------------------------------------
     Total loans charged-off                                                     820                       1,453

Recoveries on amounts previously charged-off:
  Mortgage:
     Secured by residential property                                              13                           1
  Commercial and other                                                           ---                          51
  Commercial                                                                      68                          57
  Home equity                                                                     47                          16
  Consumer and other                                                             103                          50
-----------------------------------------------------------------------------------------------------------------
     Total recoveries                                                            231                         175

     Net loans charged-off                                                       589                       1,278

Provision charged to operating expenses                                          850                       1,125
Other (1)                                                                        ---                          89
-----------------------------------------------------------------------------------------------------------------

Balance, September 30,                                                        $3,115                      $3,277
=================================================================================================================

(1)  Reclassification of unutilized OREO reserve.

OTHER REAL ESTATE OWNED

At September 30, 1996 and 1995, the Company had no other real estate owned properties ("OREO") in its possession. During the second quarter of 1996, the Company acquired a residential property through foreclosure, carried at $60,000 and during the third quarter of 1996 the property was sold. No other activity occurred in 1996.

During the first nine months of 1995, the Bank recorded $171,000 of additional write-downs on real estate properties and sold real estate properties with a carrying value of $270,000, which resulted in a gain of $9,000 during the 1995 period. OREO properties are carried at the lower of cost or estimated fair value.

Further material declines in the real estate market could cause increases in the level of OREO, further losses or writedowns.

The following table summarizes the changes in OREO for the nine months ended September 30, 1996 and 1995.


                                        1996                         1995
-------------------------------------------------------------------------------
                                                ($ in thousands)

Balance, January 1,                  $   ---                      $   352
-------------------------------------------------------------------------------
    Additions                             60                          ---
    Sales                                (60)                        (270)
    Write-downs                          ---                         (171)
    Valuation allowance                  ---                           89
-------------------------------------------------------------------------------
Balance, September 30,               $   ---                     $    ---
===============================================================================

OTHER OPERATING INCOME

The following table sets forth other operating income for the three month and nine month periods ended September 30, 1996 and 1995, and the percentage change from period to period.


                                                 Three Months Ended          % Change        Nine Months Ended            % Change
                                                     Sept. 30,               1996 vs             Sept. 30,                 1996 vs
                                                  1996           1995          1995           1996           1995           1995
   --------------------------------------------------------------------------------------------------------------------------------
                                                 ($ in thousands)                           ($ in thousands)

    Trust fees                                 $   513       $    486            5.6%       $ 1,459       $  1,355         7.7%
    Service charges on deposit accounts            369            324           13.9          1,068          1,010         5.7
    Realized security gains (losses) - net          24              4            N/M             37           (229)        N/M
    Loan sale gains - net                           68              7            N/M            153             45         N/M
    Mortgage servicing fees                         32             36          (11.1)            97            101        (4.0)
    Other                                          148            134           10.4            484            417        16.1
   --------------------------------------------------------------------------------------------------------------------------------
      Total other operating income             $ 1,154        $   991           16.4%       $ 3,298        $ 2,699        22.2%
   ================================================================================================================================

N/M = not measurable or not meaningful.

Total other operating income for the first nine months of 1996 increased 22.2% from the comparable period in 1995. This increase was due, in part, to a net loss of $229,000 realized on the sale of securities in the available for sale portfolio during 1995 compared to a net gain of $37,000 during the 1996 period. The security losses during 1995 were incurred in connection with the repositioning of the available for sale portfolio into higher yielding government agency securities. Excluding the securities gains and losses for both periods, other operating income increased 11.4% in 1996 over the comparable 1995 period. For the third quarter of 1996, total other operating income increased 16.4% to $1,154,000 from $991,000 for the same period in 1995. Contributing factors are discussed below.

Trust fees increased $27,000, or 5.6% to $513,000 in the third quarter of 1996 and 7.7% for the first nine months of 1996 as compared to the respective 1995 periods. This increase is primarily attributable to the new wealth management and investment services offered.

Service charges on deposit accounts increased 13.9% and 5.7% for the third quarter of 1996 and the first nine months of 1996, respectively, as compared to the same periods in 1995. This increase was due primarily to the increased volume of insufficient fund charges.

The other income category increased 10.4% and 16.1% for the three month and nine month periods ended September 30, 1996, respectively, over the same periods in 1995, primarily due to increased letter of credit fees and commissions collected from checkbook orders.

Loan sale gains in 1996 were positively impacted by the adoption of Statement of Financial Accounting Standards No. 122 ("SFAS 122"), "Accounting for Mortgage
Servicing Rights" in the fourth quarter of 1995. SFAS 122 requires the capitalization of the fair value of originated mortgage servicing rights in connection with the sale of loans in the secondary market. During 1996, the Company sold $7.6 million in residential mortgage loans while retaining the rights to service these loans. Net gains of $134,000 were realized from the sale of these loans which included the recognition of a servicing asset

(originated mortgage servicing rights) and origination fees that had been previously collected and deferred in accordance with Statement of Financial Accounting Standards No. 91. An additional $1.7 million in residential mortgage loans were sold in the first nine months of 1996, servicing released, resulting in realized net gains of $19,000. During the first nine months of 1995, $12.7 million in residential mortgage loans were sold for a net gain of $45,000. The Company utilizes loan sales as part of its asset/liability management program.

Negatively impacting results was a decline in mortgage servicing fees of 11.1% and 4.0% during the three and nine month periods of 1996, respectively, as compared to the same periods in 1995. This decline was primarily the result of the amortization of the servicing asset recorded in connection with SFAS 122.

OTHER OPERATING EXPENSE

The following table sets forth other operating income and other operating expense for the three month and nine month periods ended September 30, 1996 and 1995, and the percentage change from period to period.


                                                    Three Months Ended         % Change        Nine Months Ended        % Change
                                                         Sept. 30,             1996 vs               Sept. 30,           1996 vs
                                                    1996           1995           1995          1996           1995       1995
    --------------------------------------------------------------------------------------------------------------------------------
                                                 ($ in thousands)                            ($ in thousands)

      Salaries and benefits                      $ 1,469        $ 1,411            4.1%        4,444        $ 4,171        6.5%
      Professional fees                              803            211            N/M         1,360            623        N/M
      Occupancy - net                                373            366            1.9         1,135          1,057        7.4
      Data processing                                135            141           (4.3)          425            423        0.5
      Furniture and equipment                         78             73            6.8           244            211       15.6
      Other insurance premiums                        45             54          (16.7)          135            166      (18.7)
      FDIC insurance premiums                          1             17          (94.1)            2            370      (99.5)
      Other                                          330            482          (31.5)        1,088          1,297      (16.1)
    --------------------------------------------------------------------------------------------------------------------------------
    Total other operating expense                $ 3,234        $ 2,755           17.4%      $ 8,833        $ 8,318        6.2%
    ================================================================================================================================

     N/M = not measurable or not meaningful.

For the nine months ended September 30, 1996 total other operating expense increased 6.2% to $8,833,000 from $8,318,000 for the comparable 1995 period. Included in results were expenses totaling $582,000 related to the merger with HUBCO, Inc. as discussed in Note 2.

Excluding merger expenses, total other operating expense decreased $67,000 or 0.8% to $8,251,000 for the nine months ended September 30, 1996, as compared to the 1995 period. Total other operating expense, excluding merger related expenses, during the third quarter of 1996, decreased 3.7% to $2,652,000 from $2,755,000 during the third quarter of 1995. Impacting both periods was the Company's expansion by opening an additional branch facility during the third quarter of 1996.
Additional contributing factors are discussed below.

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

Other insurance premiums declined 16.7% to $45,000 in the third quarter of 1996 and 18.7% to $135,000 for the nine month period ended September 30, 1996 due to lower premium costs as a result of the Company's improved financial condition and the continued decline in commercial insurance rates.

The other expense category declined 31.5% and 16.1%, respectively, for the three and nine month periods ended September 30, 1996 as compared to the prior year. Contributing to the decline was a reduction in advertising expense, ATM interchange fees and director's pension expense.

Offsetting these decreases was an increase in salaries and benefits of 4.1% in the third quarter of 1996 and 6.5% for the nine month period in 1996, as compared to the same periods in 1995, primarily as a result of additional staffing added in the third quarter of 1996 for the new branch facility, along with an increase in employee benefit costs, and costs associated with incentive programs.

Professional fees, excluding merger related expenses of $582,000, increased 4.7% and 24.9% in the third quarter and first nine months of 1996, respectively, when compared to the same periods in 1995 primarily as a result of costs associated with executive compensation initiatives.

Occupancy expense increased 1.9% or $7,000 in the third quarter of 1996, as compared to the third quarter of 1995, primarily due to expenses associated with the new branch facility which opened during the third quarter of 1996. The increase of 7.4% in occupancy expense for the nine months ended September 30, 1996, as compared to the same period in 1995, was primarily the result of a new branch facility opened in the third quarter of 1995. Furniture and equipment expense increased 6.8% and 15.6%, for the three and nine month periods ended September 30, 1996, respectively, over comparable 1995 periods, primarily due to property taxes associated with new data processing equipment purchased in 1995.


INCOME TAXES

Effective January 1, 1996, the Company began providing income taxes at regular federal and state tax rates, having fully utilized the financial statement benefit of its net operating loss carryforwards during 1995. See Note 4 to the accompanying unaudited consolidated financial statements for further discussion.


FINANCIAL CONDITION

Total assets at September 30, 1996 aggregated $312,752,000 compared with $312,917,000 at December 31, 1995. Total loans were $185,487,000 at September 30, 1996, versus $178,052,000 at December 31, 1995. Noninterest-bearing deposits were $72,437,000 at September 30, 1996, compared with $78,421,000 at December 31, 1995. Interest-bearing deposits totaled $188,795,000 at September 30, 1996 versus $196,249,000 at December 31, 1995. The decline at September 30, 1996 in interest-bearing deposits, as compared to December 31, 1995, can primarily be attributed to the seasonal increase in deposits at year end, and the cyclical decline during 1996. Short-term borrowings were $22,681,000 at September 30,
1996 and $7,733,000 at December 31, 1995. For municipalities and selected commercial and retail customers, the Bank also offers repurchase agreements, which are included in short-term borrowings. Securities sold under repurchase agreements were
$10,380,000  at September  30, 1996 and  $1,050,000  at December 31, 1995.  As a
result of the decline in deposits at September 30, 1996, short-term borrowings, including repurchase agreements, increased $14,948,000 from December 31, 1995 to meet the Company's funding requirements.

At September 30, 1996, the Company's available for sale securities portfolio totaled $92,995,000 as compared to $85,338,000 at December 31, 1995. Securities available for sale are carried at estimated fair market value, with any unrealized gains or losses included as a separate component of stockholder's equity. The portfolio at September 30, 1996 was comprised primarily of fixed rate U.S. government agency debt and mortgage-backed securities.

Beginning December 31, 1992, banks were required to have a minimum risk-based capital ratio of 8.00%. The Company's total capital as a percentage of risk-weighted assets was 14.91% at September 30, 1996, as compared to 14.02% at December 31, 1995.

An additional capital requirement is a minimum leverage ratio of Tier 1 capital to total quarterly average assets (leverage ratio), which is intended to supplement the risk-based capital guidelines. As discussed in Note 3 to the accompanying unaudited consolidated financial statements, banks are expected to meet a minimum Tier 1 leverage ratio of 3.00%. The Company's leverage ratio at September 30, 1996 was 8.68%, exceeding the minimum requirements.


LIQUIDITY

Liquidity management involves the ability to meet the cash flow requirements of depositors who want to withdraw funds or borrowers who need assurance that sufficient funds will be available to meet their credit needs. The objective of liquidity management is to determine and maintain an appropriate level of liquid interest-earning assets. Aside from cash on hand and due from banks, the Bank's more liquid assets are Federal funds sold and securities available for sale. On a daily basis, the Bank lends its excess funds to other commercial institutions in need of Federal funds. Such cash and cash equivalents totaled $27,923,000 or 8.9% of total assets at September 30, 1996, as compared with $38,613,000 or 12.3% of total assets at December 31, 1995. Securities available for sale were $92,995,000 at September 30, 1996 compared with $85,338,000 at December 31, 1995.

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

During the second quarter of 1995, the Bank became a member of the Federal Home Loan Bank of Boston ("FHLBB"). Services offered by the FHLBB include an unsecured credit line of up to a maximum of 2% of the Bank's assets, and collateralized fixed and variable rate borrowings. At September 30, 1996, these available lines amounted to $18.3 million. The FHLBB also offers cash management services, investment services, as well as lower cost advances for affordable housing or community investment programs. The Bank had $10.0 million in short-term borrowings from the FHLBB at September 30, 1996.

In addition, the Bank has two unsecured lines of credit with correspondent banks totaling $5,000,000. There were no borrowings under these lines at September 30, 1996.

Additional sources of liquidity are available to the Company through the Federal Reserve Bank's discount window and the sale of certain investment securities to securities firms and correspondent banks under repurchase agreements. Such agreements are generally short-term. The outstanding balance of securities sold under repurchase agreements at September 30, 1996 was $10,380,000. The discount window, if needed, would allow the Company to cover any short-term liquidity needs without reducing earning assets. At September 30, 1996, the Company did not have any borrowings from the Federal Reserve Bank's discount window.

Management believes the above sources of liquidity are adequate to meet the Company's funding needs in 1996 and in the foreseeable future. Bancorp has minimal operations and therefore does not generate or utilize a significant amount of funds. Dividends paid by the Company are funded utilizing proceeds from the exercise of warrants and options and dividends received from the Bank. In the third quarter of 1996, the Bank declared a dividend totaling $0.6 million which was paid to Bancorp on September 5, 1996. Proceeds from the exercise of warrants and options may from time to time result in a loan to the Bank by Bancorp. At September 30, 1996 there was no outstanding loan to the Bank by Bancorp.

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

The following table provides a summary of outstanding loan commitments and standby letters of credit at September 30, 1996.


                                                              ($ in thousands)
Loan commitments:
  Residential mortgage                                              $  3,926
  Commercial mortgage                                                  1,000
  Residential construction                                             1,151
--------------------------------------------------------------------------------
  Total                                                                6,077
--------------------------------------------------------------------------------

Lines of credit commitments:
  Commercial                                                          14,046
  Home equity                                                         17,947
  Personal                                                             2,279
--------------------------------------------------------------------------------
  Total                                                               34,272
--------------------------------------------------------------------------------

Standby letters of credit                                              4,044
--------------------------------------------------------------------------------

Total commitments and letters of credit                             $ 44,393
================================================================================

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

Management's goal is to maintain a cumulative one year GAP of under 10% of total assets. At September 30, 1996, the cumulative one year GAP as a percentage of total assets was 7.27%. As a result of the decrease in interest rates during the third quarter of 1996, certain callable investment securities have shifted from maturing during the one to five year period to repricing in one year or less, causing the cumulative one year GAP to improve from 9.05% at June 30, 1996 to 7.27% at September 30, 1996. Although $36.4 million in investment securities mature, reprice or are subject to call in one year or less, the total investment securities portfolio of $93.0 million is classified as "available for sale". Therefore, management has the ability to reposition the portfolio at any time to manage the impact of interest rate shifts. The Bank concentrates on originating adjustable rate loans to hold in its loan portfolio in order to reduce interest rate risk. Deregulation of deposit instruments has allowed the Bank to generate deposit liabilities whose repricing more closely matches that of its loans.

The following table provides detail reflecting the approximate repricing intervals for rate-sensitive assets and liabilities at September 30, 1996:


                                                                     Maturity/Repricing Intervals
----------------------------------------------------------------------------------------------------------------------------
                                                                      Over
                                                                  3 Months
                                                  3 Months         through           1 - 5          Over 5
                                                   or Less          1 Year           Years           Years          Total
----------------------------------------------------------------------------------------------------------------------------
                                                                          ($ in thousands)
Rate-Sensitive Assets:
  Loans(1)                                        $ 80,530        $ 46,986        $ 42,633        $ 12,897       $183,046
  Investment securities                             17,174          19,216          45,843          10,762         92,995
  Federal funds sold and other                       8,684             ---             ---             ---          8,684
----------------------------------------------------------------------------------------------------------------------------
Total rate-sensitive assets                        106,388          66,202          88,476          23,659        284,725
----------------------------------------------------------------------------------------------------------------------------

Rate-Sensitive Liabilities:
  NOW and Money market deposits                     70,331             ---             ---             ---         70,331
  Certificates of deposit and other                 34,081          23,207          16,157             ---         73,445
  Savings deposits                                  45,019             ---             ---             ---         45,019
  Short-term borrowings                             22,681             ---             ---             ---         22,681
----------------------------------------------------------------------------------------------------------------------------
Total rate-sensitive liabilities                   172,112          23,207          16,157             ---        211,476
============================================================================================================================

GAP                                             $  (65,724)       $ 42,995        $ 72,319        $ 23,659       $ 73,249
============================================================================================================================

Cumulative GAP                                  $  (65,724)      $ (22,729)       $ 49,590        $ 73,249
============================================================================================================================

Cumulative percentage of
  rate-sensitive assets to
  rate-sensitive liabilities                            62%             88%            123%            135%
============================================================================================================================

(1) Excludes nonaccrual loans of $2,441,000, and is net of deferred loan fees of $330,000.


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

Noninterest-bearing demand deposits of $72,437,000 have been excluded from the table. These deposits, which also have historically been stable, are used to fund net interest rate sensitive assets beyond three months.

One measure of interest rate sensitivity is the excess or deficiency of assets that mature or reprice in one year or less. As shown in the preceding table, rate-sensitive assets that mature or reprice in one year total $172,590,000 and rate-sensitive liabilities that mature or reprice in one year total $195,319,000. The resulting negative one year rate-sensitive GAP is $22,729,000. During periods of declining interest rates, a negative GAP position can be favorable if more rate-sensitive liabilities than rate-sensitive assets reprice at lower rates, creating a favorable impact on net interest income. This impact may be mitigated somewhat if the level of nonaccrual loans and other real estate owned increases, resulting in a decrease in rate-sensitive assets. During a rising rate environment, a negative rate GAP can be a disadvantage. However, the impact of rising and falling interest rates on net interest income may not directly correlate to the Company's GAP position since interest rate changes and the timing of such changes can be impacted by management's actions as well as by competitive and market factors. As interest rates change, rates earned on assets do not necessarily move in parallel with rates paid on liabilities.


CAPITAL RESOURCES

Stockholders' equity increased to $25,632,000 at September 30, 1996 from $24,282,000 at December 31, 1995, primarily due to earnings of $2,819,000 offset by dividend payments totaling $1,442,000 to stockholders and a net change of $541,000 in the unrealized depreciation of the securities available for sale portfolio.

At September 30, 1996, Bancorp's Tier 1 capital to average assets ratio (leverage ratio) was 8.68% and its total capital to risk-weighted asset ratio was 14.91%, exceeding minimum requirements.

In February 1992, the Company completed a private placement of 46,700 investment units, resulting in total proceeds of $4,670,000 and net proceeds, after
expenses,  of  $4,320,000.   Each  unit  consists  of  one  share  of  Series  A
Noncumulative Convertible Preferred Stock and fifty warrants. These warrants became exercisable on January 1, 1994 at an exercise price of $.75 per share. As of September 30, 1996, all warrants totaling 2,335,000 had been exercised, resulting in total proceeds of $1,751,250 to the Company.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------



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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           A special meeting of the shareholders of Westport Bancorp, Inc. was held on October 24, 1996. At such special meeting, the Agreement and Plan of Merger, dated June 21, 1996, by and among HUBCO, Inc., Westport Bancorp, Inc., and The Westport Bank and Trust Company was approved and adopted. Of 10,030,281 votes entitled to be cast, 8,654,134 voted for, 94,802 voted against, 4,764 voted to abstain and 805,563 were broker non-votes.


Item 5.  OTHER INFORMATION.

           Not applicable.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)  Exhibits

     The exhibits that are filed with this form 10-Q, or that are incorporated herein by reference, are set forth below:

Exhibit No.          Exhibit Description
--------------------------------------------------------------------------------
2                    Agreement  and Plan of Merger  dated  June 21,  1996  among
                     HUBCO,  Inc.,  Bancorp and the Bank. (Filed as Exhibit 2 to
                     Form 8-K filed on July 3, 1996, and incorporated herein by reference.)

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

3(c) Certificate of Amendment of Bancorp. (Filed as Exhibit 3(c) to Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-12936 ("1995 Form 10-K"), and
                     incorporated herein by reference.)

3(d) Certificate of Amendment of Restated Certificate of Incorporation, as amended, of Bancorp. (Filed as Exhibit 3(d) to Form 10-Q for the period ended June 30, 1996, File No. 0-12936 and incorporated herein by reference.)

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

10(g) Shelton branch lease dated May 20, 1996 between the Bank and Robert D. Scinto. (Filed as Exhibit 10(g) to Form 10-Q for the period ended June 30, 1996, File No. 0-12936 and incorporated herein by reference.)

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

10(s) Incentive Stock Option Agreement between Michael H. Flynn and Bancorp dated May 16, 1996. (Filed as Exhibit 10(s) to Form 10-Q for the period ended June 30, 1996, File No. 0-12936 and incorporated herein by reference.)

10(t) Incentive Stock Option Agreement between Thomas P. Bilbao and Bancorp dated May 16, 1996. (Filed as Exhibit 10(t) to Form 10-Q for the period ended June 30, 1996, File No. 0-12936 and incorporated herein by reference.)

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

10(y) Trust under Supplemental Executive Retirement Plan between the Bank and People's Bank, Trustee, as amended June 20, 1996. (Trust dated November 13, 1995 filed as Exhibit 10(v) to 1995 Form 10-K, and incorporated herein by reference.) (Amendment dated June 20, 1996 filed as Exhibit 10(y) to Form 10-Q for the period ended June 30, 1996, File No. 0-12936 and incorporated herein by reference.)

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

     None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            WESTPORT BANCORP, INC.
                                            ----------------------
                                                 (Registrant)






DATE  November 12, 1996                     BY  /s/Michael H. Flynn
      -----------------                         ---------------------
                                                Michael H. Flynn
                                                President and
                                                Chief Executive Officer
                                                (principal executive officer)





DATE  November 12, 1996                     BY  /s/William B. Laudano, Jr.
      -----------------                         ----------------------------
                                                William B. Laudano, Jr.
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (principal financial officer and
                                                 principal accounting officer)

EXHIBIT INDEX

Exhibit No.          Exhibit Description
--------------------------------------------------------------------------------
2                    Agreement  and Plan of Merger  dated  June 21,  1996  among
                     HUBCO,  Inc.,  Bancorp and the Bank. (Filed as Exhibit 2 to
                     Form 8-K filed on July 3, 1996, and incorporated herein by reference.)

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

3(c) Certificate of Amendment of Bancorp. (Filed as Exhibit 3(c) to Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-12936 ("1995 Form 10-K"), and
                     incorporated herein by reference.)

3(d) Certificate of Amendment of Restated Certificate of Incorporation, as amended, of Bancorp. (Filed as Exhibit 3(d) to Form 10-Q for the period ended June 30, 1996, File No. 0-12936 and incorporated herein by reference.)

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

10(g) Shelton branch lease dated May 20, 1996 between the Bank and Robert D. Scinto. (Filed as Exhibit 10(g) to Form 10-Q for the period ended June 30, 1996, File No. 0-12936 and incorporated herein by reference.)

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

10(s) Incentive Stock Option Agreement between Michael H. Flynn and Bancorp dated May 16, 1996. (Filed as Exhibit 10(s) to Form 10-Q for the period ended June 30, 1996, File No. 0-12936 and incorporated herein by reference.)

10(t) Incentive Stock Option Agreement between Thomas P. Bilbao and Bancorp dated May 16, 1996. (Filed as Exhibit 10(t) to Form 10-Q for the period ended June 30, 1996, File No. 0-12936 and incorporated herein by reference.)

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

10(y) Trust under Supplemental Executive Retirement Plan between the Bank and People's Bank, Trustee, as amended June 20, 1996. (Trust dated November 13, 1995 filed as Exhibit 10(v) to 1995 Form 10-K, and incorporated herein by reference.) (Amendment dated June 20, 1996 filed as Exhibit 10(y) to Form 10-Q for the period ended June 30, 1996, File No. 0-12936 and incorporated herein by reference.)

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